Form 10-K
period 1995-12-31
NEW WORLD POWER CORPORATION
filed 1996-07-01
CIK 842691

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-18260


                                -----------------


                         THE NEW WORLD POWER CORPORATION
             (Exact name of registrant as specified in its charter)


                                -----------------

          DELAWARE                                            52-1659436
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                            Identification No.)

                               558 LIME ROCK ROAD
                          LIME ROCK, CONNECTICUT 06039

                                 (860) 435-4000

          (Address and telephone number of principal executive offices)

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number                 0-18260

                         The New World Power Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                                   52-1659436
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

    558 Lime Rock Road, Lime Rock, CT                      06039
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (860) 435-4000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
              Title of each class               on which registered
              -------------------               -------------------

                    None                           Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 13, 1996 was $4,700,648 based on the closing price of $.75 per share. The number of shares outstanding of the registrant's Common Stock as of June 13, 1996 was 11,606,835.

DOCUMENTS INCORPORATED BY REFERENCE:

                         THE NEW WORLD POWER CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                Table of Contents

                                                                                                     Page
                                                                                                     ----
PART I

         Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1

         Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

         Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17

         Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .         18

PART II

         Item 5.   Market for Registrant's Common Equity
                     and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . .         18

         Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .         19

         Item 7.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22

         Item 8.   Financial Statements and Supplementary
                     Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34

         Item 9.   Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . .         34

PART III

         Item 10.  Directors and Executive Officers of the
                     Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36

         Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . .         38

         Item 12.  Security Ownership of Certain
                     Beneficial Owners and Management   . . . . . . . . . . . . . . . . . . .         44

         Item 13.  Certain Relationships and Related
                     Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46

PART IV

         Item 14.  Exhibits, Financial Statement
                     Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .         50

Index to Consolidated Financial Statements and Financial Statement Schedule . . . . . . . . .        F-1

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        S-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         The New World Power Corporation (the "Company") produces and sells electric power generated from renewable resources, including wind, sun and water, and develops renewable power generating projects. The Company also assembles and sells renewable power generating systems, including stand-alone systems for individuals, villages, and industrial and scientific applications.

         The Company's operations are conducted through subsidiaries which are organized into four segments: grid power production, grid power services, wireless power sales and other products and services. The grid power production division develops, owns and operates wind farms and hydroelectric facilities which produce electricity (kilowatt hours) for sale to electric utilities. The grid power services division was discontinued and sold during 1995. The wireless power division assembles, distributes and sells integrated renewable power generating systems for commercial and industrial use where no service from an electric utility is available or in areas where purchasing electricity is not economical. In addition, the wireless power division includes village power which develops, owns and operates integrated renewable power generating systems which produce kilowatt hours for sale to small, electric utilities which are generally diesel-powered and removed from the main grid The other products and services division manufactures and develops wind turbines and related products. Supplementary industry segment information may be found in the notes and schedules to the Company's Consolidated Financial Statements.

         Due to cash used in operating and investing activities as well as unforeseen delays in two of its major projects (China and Texas), in late 1995, the Company experienced severe liquidity and cash flow problems. This necessitated, in early 1996, a revision of the business plan for the Company calling for certain core and non-core asset sales, significant overhead and other cost reductions, and a restructuring of the Company's secured debt with its two principal lenders after events of default.

         In the first quarter of 1996, the Board of Directors thoroughly evaluated the Company's business, projects and personnel to refocus the Company in areas which would solve short and long term liquidity problems and optimize economic return. As a result of this evaluation, significant changes where made in terms of project priority. In concert with its revised and focused business plan, and to further alleviate cash flow pressure, the Company substantially reduced administrative and overhead expenses through downsizing of its corporate staff and international offices to bare minimums necessary to sustain project operations and development.

         The Company is proceeding with its primary course of action of asset sales in full compliance of its covenants under the restructured loan agreements with its principal secured lenders. Short-term capital needs to fund the Company's operations are being made available from an escrow account held by one of the principal lenders, under the restructuring, thereby sustaining the Company in meeting its obligations. Accordingly, the Company will focus on those core grid and wireless power activities that demonstrate the best and most timely economic return potential. The Company will actively market units that are developed and operating to pay down the restructured debt and provide capital to fund new development activities. The Company will seek in 1996 to sell its wireless assets, in a potentially less than favorable market environment given the time constraints put on those sales by the secured lenders.

         Although the Company's primary intent is to seek buyers for a number of projects/investments in order to raise funds for the payment of debt obligations, as required in 1996, management continues to review its options with respect to other business opportunities. These opportunities would include potential joint ventures, partnerships or agreements with equity investors which would provide the required capital infusions.

         As a cautionary note it must be stressed that this report contains "forward looking statements" within the purview of the federal securities laws, with respect to both the timing and anticipated proceeds from the sale of certain assets and projects. There are numerous risks and uncertainties surrounding management's plans, principally the risk that management will not be able to sell the assets identified in its business plan within the time frame required by the restructured loan agreements, or for the amounts estimated by management. There can no assurance that the Company will be successful in implementing this plan, nor can it be determined with certainty whether the Company will have sufficient available short-term capital to fund operations in the time necessary to effect such sales.

         Nonetheless, the financial statements for December 31, 1995 have been prepared assuming that the Company will continue as a going concern. However, the uncertainty associated with the above events raises substantial doubts about the Company's abilities to continue as a going concern.

         For a discussion of the development of the Company see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

GRID POWER PRODUCTION DIVISION

Power Production

         The following tables set forth the projects, greater than 1 MW in generating capacity, acquired or developed by the Company and currently in operation, those under construction, and those in development. Projects in operation are those where construction and financing have been completed and are operational. Projects under construction are those that have been financed in whole or in part and are in the process of construction, or where the Company has expended significant funds for preliminary construction work. Projects in development are those in which the Company has a letter of intent or other firm understanding with the site owner or the joint venture partners, or has been awarded a bid and is in the process of negotiating the basic contracts.

         The Company generally develops new generating capacity only when it has a commitment from a specific power purchaser, and, therefore, the capacity of each project is usually committed only to a specified power purchaser. Completion of projects under construction, any pending acquisition or project in development is subject to the Company's obtaining suitable financing. There can be no assurance that such financing will be obtained or that the Company will be able to fund any project development activities in 1996.

                                                                           Approximate      Power
        Name                              Location                 Type      Capacity     Purchaser          Status
        ----                              --------                 ----    -----------    ---------          ------
Projects in Operation:

   Painted Hills                San Gorgonio Pass, California      Wind      1.00  MW     SCE             (Sold 1996)
   Los Vaqueros                 Altamont Pass, California          Wind      2.90  MW     PG&E            (Pending Sale)
   Wolverine                    Midland, Michigan                  Hydro    10.50  MW     Consumers       (Operating)
   Altamont                     Altamont Pass, California          Wind     20.00  MW     PG&E            (Held for Sale)
   Makani Uwila                 Oahu, Hawaii                       Wind     10.30  MW     HECO            (Held for Sale)
   San Jacinto                  San Gorgonio Pass, California      Wind      9.30  MW     SCE             (Pending Sale)
   Dyffryn Brodyn               Dyfed, Wales                       Wind      5.60  MW     SWALEC          (Held for Sale)
   Caton Moor                   Lancashire, England                Wind      3.00  MW     NORWEB          (Held for Sale)
   Bellacorick                  Bellacorick, Ireland               Wind      6.40  MW     ESB             (Held for Sale)
   Four Burrows                 Cornwall, England                  Wind      4.50  MW     SWEB            (Held for Sale)


Projects under Construction:

   Andersen Falls               Rio Negro, Argentina                 Hydro       7.00  MW     ERSE            (Held for Sale)
   Dona Julia                   Heredia, Costa Rica                  Hydro      16.00  MW     ICE             (Pending Sale)
   Fujian I                     Fujian, People's Republic of China   Hydro      39.00  MW     State Utility   (Under Development)

Projects in Development:*

                                                                               Approximate       Power
         Name                              Location                  Type       Capacity       Purchaser
         ----                              --------                  ----      -----------     ---------
   Eolos I                      Mexico                               Wind        20.0   MW     Government    (Under Development)
   Lerma                        Mexico City, Mexico                  Hydro        8.5   MW       DGCOH       (Under Development)
   Big Spring                   Big Spring, Texas                    Wind        40.0   MW         TU        (Under Development)
   Tierras Morenas              Arenal, Costa Rica                   Wind        20.0   MW        ICE          (Held for Sale)
   Carrickabrock                Tipperary, Ireland                   Wind        15.0   MW        ESB        (Under Development)
   Drumlough Hill               Donegal, Ireland                     Wind         5.0   MW        ESB        (Under Development)
   Manatoulin                   Canada                               Wind         5.0   MW   Ontario Hydro   (Under Development)
   Woodstock                    Minnesota                            Wind        10.0   MW      Northern     (Under Development)
   Bozcaada                     Turkey                               Wind         5.0   MW        TEAS       (Under Development)

- ---------------------
*The "approximate capacity" of projects in development reflects the estimated total capacity of the sites which is capable of being completed within the next four years.

Projects in Operation

         General. The Company currently owns or leases the following renewable energy generating facilities. Each facility is located on a site which is owned or leased on a long-term basis by a project subsidiary. The facilities produce electricity which is sold to utilities and other power consumers under long-term power sales contracts, which usually provide for a specified price to be paid for electrical energy and capacity delivered, which prices are typically based upon two components: energy payments and capacity payments. Energy payments are based on the facility's net electrical output with the payment rates usually indexed to the fuel cost of the utility or consumer or to general inflation indices. Capacity payments are based on either the facility's net electrical output or its available capacity. Capacity payment rates vary over the term of the power sales contract according to various schedules. In general, the Company has the right, but not the obligation, to provide the maximum capacity set forth in each contract. The Company plans to sell its interests in most of these facilities by year-end 1996.

U.S. Facilities

         Painted Hills Wind Farm. The Company's eight wind turbines aggregating approximately 1.0 megawatt ("MW") of capacity at the Painted Hills Wind Farm in the San Gorgonio Pass near Palm Springs, California were all sold in February 1996.

         Los Vaqueros Wind Farm. The Company owns and operates 38 wind turbines and the related electrical infrastructure and leases 101 acres at its Los Vaqueros Wind Farm in the Altamont Pass in California. The wind farm has a total capacity of approximately 2.9 MW, which is available under a subcontract with the owner of the power purchase contract. The power produced at the wind farm is sold to Pacific Gas & Electric ("PG&E") pursuant to the Company's Standard Offer No. 4 ("SO4") power purchase agreement which expires in March 2015. The Company currently has this project held for sale and received a purchase offer of approximately $92,500, which was accepted by the Board of Directors at its June 17, 1996 meeting.

         Wolverine Hydroelectric Facilities. The Company owns four hydroelectric facilities on the Tittabawassee River near Midland, Michigan. The facilities were constructed between 1923 and 1925. One of the facilities was substantially rebuilt in 1945. The others contain original turbine-generators and power plant equipment. The facilities have a combined generating capacity of approximately
10.5 MW. The power is sold to Consumers Power Company ("Consumers") pursuant to a power purchase agreement which expires in May 2013, but provides for renegotiation of the energy and capacity prices every ten years commencing in 1996. The Company's current ten-year moving average hydroelectric production rate for these facilities is approximately 37.7 million kilowatt hours ("kW") per year. License applications for the facilities are currently pending before the Federal Energy Regulatory Commission (the "FERC"), and the Company does not know when the licenses will be granted. Although it is not possible to predict what conditions will be imposed by the FERC, the Company believes that the FERC will require a change in the method of operation within the next three to five years so as to release a minimum daily flow of water.

         Altamont Wind Farm. The Company is currently operating approximately 250 first generation wind turbines at the Altamont Wind Farm. The Company is operating the site to mitigate some of the fixed costs at the wind farm. The power generated by these turbines is sold to PG&E pursuant to the Company's Standard Offer No. 1 ("SO1") Contract pursuant to which PG&E is obligated to purchase annually 150 MW of electricity. The SO1 Contracts provide for a price which is based upon the utility's short-term avoided cost of energy and the avoided capital cost (the cost of generating equipment). The Company had plans to retrofit the site as soon as the rate based on avoided cost of energy increased. Due to increase competition as well as other external factors coupled with the Company's liquidity problems, the retrofit was abandoned and the Wind Farm was placed for sale.

         Makani Uwila Wind Farm. The Company owns the Makani Uwila Wind Farm located at Kahuku on the north shore of Oahu in Hawaii. The wind farm includes the MOD-5B wind turbine, the world's largest operating wind turbine of the traditional horizontal axis type, which has a capacity of approximately 3.2 MW. In addition, the wind farm includes eight, 600 kilowatt Westinghouse wind turbines. The electricity from this wind farm is sold to The Hawaiian Electric Company, Inc. ("HECO") pursuant to an existing power purchase contract. The Company was negotiating an amendment to its power purchase contract with HECO. Soon after the negotiations had commenced, the Company's cash flow shortages as well as other external factors, resulted in the Wind Farm being offered for sale. The Company has received two offers on the site and expects to complete the sale during 1996. The Company's Board of Directors accepted one of the two offers at its June 17, 1996 meeting for approximately $1 million which is subject to several conditions precedent.

         San Jacinto Wind Farm. The Company owns an approximately 50% interest in San Jacinto Power Company, Inc. ("San Jacinto Power"), a joint venture between the Company and Nevada Energy Company, Inc. San Jacinto Power owns and operates a 9.3 MW wind farm in the San Gorgonio Pass near Palm Springs, California, which consists of 69 installed wind turbines and the related electrical infrastructure. San Jacinto Power sells power under an existing
19.0 MW SO4 power purchase contract which expires in July 2015. Nevada Energy Company, Inc. has made the Company an offer to purchase the remaining 50% of the Wind Farm. The Company's Board of Directors accepted the offer, for approximately $120,000, at its June 17, 1996 meeting.

U.K. Facilities

         The following three wind farms represent the entire portfolio of sites located in the United Kingdom. All three projects are currently offered for sale. The Company has not received any bonafide offers acceptable to management. The Company is continuing to operate these sites while seeking a buyer at terms beneficial to the Company and its shareholders.

         Dyffryn Brodyn Wind Farm. The Company owns and operates a 5.6 MW wind farm on a 166 acre site near Whitland, Dyfed, Wales. The power generated at the wind farm is sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with the Non-Fossil Fuel Purchasing Agency Limited ("NFPA") and South Wales Electricity plc ("SWALEC"). The fixed, premium price period of the contract expires in December 1998.

         Caton Moor Wind Farm. The Company owns and operates a 3 MW wind farm at Caton Moor, Lancashire in northwest England. The power generated at the wind farm is sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and NORWEB plc. The fixed, premium price period of the contract expires in December 1998.

         Four Burrows Wind Farm. The Company owns and operates a 4.5 MW wind farm located at Four Burrows, near Truro, Cornwall, England. The power generated at the wind farm will be sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and South West Electricity plc. The fixed, premium price period of the contract expires in December 1998.

Other Facilities

         Bellacorick Wind Farm. The Company owns approximately 87.5% of the ordinary shares of Renewable Energy Ireland Limited, the owner and operator of Ireland's first wind farm, which is located in Bellacorick, Ireland. The wind farm was completed in November 1992 and consists of 21 wind turbines having an aggregate capacity of 6.45 MW. Electrical power produced by the wind farm is sold to the Electricity Supply Board ("ESB"), the government-owned electric utility of Ireland at a subsidized rate, indexed for inflation, until the expiration of the contract in June 2012. The Company has received a written offer to buy a portion of its interest in this Wind Farm. The offer is currently being reviewed by management.

Projects Under Construction

         Andersen Falls Hydroelectric Facility. The Company owns 60% of Andersen ("Project Company") which has entered into a concession contract with Energia Rio Negro Socieded del Estado ("ERSE"), the state utility of the State of Rio Negro, Argentina, to design, reconstruct, operate and maintain a hydroelectric facility to be located at Andersen Falls, State of Rio Negro, Argentina. In connection with the proposal to construct this facility, the Project Company posted a performance bond for $1 million, which was guaranteed on a joint and several basis by the Project partners and the Company. Because of the Company's limited capital resources, which limit its ability to perform capital projects, there is a risk that the Company will have to pay under the terms of this performance bond. The Company is seeking a buyer for its interest, or a portion thereof, in this project.

         Dona Julia Hydroelectric Facility. The Company, on behalf of a Costa Rican company in which it has a minority interest, is developing a hydroelectric facility located in Heredia, Costa Rica which will use water from the Quebradon Creek and the Puerto Viejo River to generate electricity. The project is expected to have a capacity of 16 MW of electricity, all of which is to be sold to the Costa Rican state utility ICE under a 15-year power purchase contract. The estimated cost of the project is $28 million. The Company has entered into a letter of intent to sell its interest in the project for approximately $1.4 million subject to a definitive stock purchase agreement that is anticipated to close by June 30, 1996.

         Fujian I, China. In May 1995, the Company signed an agreement with China Chang Jiang Energy Corporation ("CCJEC") to acquire an interest in Fujian Chang Ping Hydro Project Company. Fujian Chang Ping Hydro Project Company is constructing the 39 MW Fujian Nan Ping Xiayang Hydro Power Plant on the upper Ming River in Xiayang, Fujian Province, People's Republic of China. The project was originally expected to be operational by September 1997, but as a result of significant flooding at the construction site, the operating date has been postponed until the end of 1998. See Note 4 to the Consolidated Financial Statements of the Company.

Projects In Development

         The Company is currently undertaking to develop the following projects. Unless otherwise stated below, development of each of these projects is subject to obtaining suitable financing. There can be no assurance that such financing will be obtained. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the financing of development projects.

         Eolos I. The Company has secured the development rights to approximately 37,500 acres of land for the development of a wind farm in the La Ventosa region of the State of Oaxaca, Mexico. Power from this first phase 20 MW development will be sold to, CFE, the Mexican federal electric utility. The power purchase agreements are in the preliminary stages of negotiation and are subject to approval by the federal Ministry of Energy. This project is expected to be developed through a Mexican company in which the Company will have a minority interest.

         Lerma Hydroelectric Facility. The Company, through Entec S.A. de C.V., has a contract with the Mexican Federal District Water Commission to develop an
8.5 MW hydroelectric facility powered by the flow of water from an aqueduct which supplies part of the drinking water needs of Mexico City. Entec will be paid for the electricity generated by the project by the Federal District Water Commission under a long-term power purchase agreement. The Company believes that modifications to the existing power purchase agreement must be made to make the project financeable and economically feasible. Development of the facility has been postponed and Entec is actively seeking a buyer for its interest in this facility.

         Big Spring Wind Farm. The Company, through its limited partnership New World Power Texas Renewable Energy Limited Partnership, has entered into a 15-year power purchase agreement with Texas Utilities Electric Company ("TU Electric") to purchase power from a 40 MW wind farm which is to be built near Big Spring, Texas. The agreement has been approved by the Public Utility Commission of Texas. Financing for the project is scheduled to be completed in the fourth quarter of 1996. Completion of the project is subject to the Company's obtaining acceptable site leases as well as obtaining the necessary project financing. There can be no assurance that the Company will be able close such financing or be able to enter into such leases.

         Tierras Morenas Wind Farm. The Company had been undertaking, through a Costa Rican subsidiary in which it has a 35% minority interest, to develop a wind farm to be located in Tierras Morenas near Lake Arenal, Costa Rica. The project is expected to have a capacity of 20 MW of electricity, all of which is to be sold to the Costa Rican state utility ICE under a 15-year power purchase contract. In May, 1996 the Company's Costa Rican 65% majority partner in the project entered into negotiations with a U.S. alternative energy development company to sell its majority interest and take over development of the project.

         Carrickabrock Wind Farm. The Company, through a joint venture with Bord Na Mona, is seeking to develop a 15 MW wind farm in the County of Tipperary, Ireland, to be owned and operated by the joint venture. The joint venture, in which the Company will have a 50% interest, will sell electricity to the ESB, the government-owned electric utility of Ireland, under a 15-year power purchase agreement. The joint venture has been attempting to resite the project nearby. An unfavorable outcome to these resiting efforts could force the joint venture to abandon the project.

         Drumlough Hill Wind Farm. The Company has entered into a joint venture with Bord Na Mona to develop a 5 MW wind farm at Drumlough Hill, Innishowen, County Donegal, Ireland. The joint venture, in which the Company will have a 50% interest, will sell electricity to the ESB, the government-owned electric utility of Ireland, under a 15-year power purchase agreement awarded through an Irish AER bid process. The joint venture has been unable to secure the essential site rights from a third party that are necessary to complete the project. Inability to obtain these rights could force the joint venture to abandon the project.

         Other Projects. The Company is currently in the preliminary stages of developing additional wind farms. These are Woodstock, MN, Bozcaada, Turkey, and Manatoulin Island. The Company can not predict whether any of these will ever be further developed or constructed.

Seasonality of Revenues

         Wind farm revenues are seasonal, with the wind season in North American locations typically running from March to November. The European wind season typically runs from October to March. Hydroelectric production is also seasonal with spring, fall and winter providing proportionally higher revenues than the summer. Both wind power and hydroelectric production can also vary from year to year based on variations in meteorological conditions.

Strategic Alliances

         In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse Electric Corporation ("Westinghouse") to jointly develop, market, construct and own renewable power projects, such as utility-scale wind farms, off-grid generating systems and wireless photovoltaic systems. Under the agreement, the Company and Westinghouse will jointly market the Company's renewable power projects and products and Westinghouse will have the option to participate with the Company in renewable power projects. In consideration of Westinghouse's obligations under the agreement, the Company was to issue to Westinghouse up to 459,770 shares of the Company's Common Stock, in installments, and has issued an incentive warrant which will enable Westinghouse to purchase up to 819,778 shares of the Company's Common Stock, based upon certain operating revenue targets for the Company. Westinghouse owns 790,000 shares (7.6%) of the Company's Common Stock. The alliance has not been as beneficial as both parties originally envisioned and, accordingly, the Company and Westinghouse are discussing the mutual cessation of the business relationship.

         In October 1994, the Company entered into a joint venture contract with China Chang Jiang Energy Corporation (Group) ("CCJEC") and Metropolitan Enterprise Corporation ("MEC"). CCJEC is a manufacturer of electric generating equipment and owns and operates numerous hydroelectric facilities, not only in China but in the Philippines and other countries in Asia. The joint venture contract is for a period of twenty-five years after the date of issuance of the business license for the joint venture company. The parties have agreed to deal exclusively with one another during the term of such contract in connection with the development of wind, solar and hydroelectric power generating projects in the PRC, and in the manufacturing and distribution in the PRC of renewable power generating products developed by the Company. The Company is attempting to amend the joint venture contract in 1996, enhancing the opportunities under the agreement.

GRID POWER SERVICES DIVISION

         During 1995, as a result of continued losses and erosion of its customer base, the Company discontinued its production services operations in California. The operations, which constituted the Grid Power Services segment, were sold in December 1995.

WIRELESS POWER DIVISION

         The Company's Wireless Power Division sells and assembles solar systems. These solar systems are powered by photovoltaic panels. Photovoltaic panels are composed of silicon, semi conductor material applied in various forms including wafers or films, to a flat panel. The photovoltaic panel directly converts sunlight to electric current.

         The Company is involved in assembling and selling two basic types of systems using photovoltaic panels. "Photovoltaic Systems" are those in which the sole form of power production is solar energy; these systems range from a basic panel and controller to varied applications involving lighting, water pumping and more sophisticated packages. Integrated Renewable Power Generating Systems are those which also use photovoltaic power for a portion of their power generation, but additionally incorporate other forms of renewable generation like wind and battery power. These systems are typically complex and much more expensive than the Company's Photovoltaic Systems.

         The Company distributes its Photovoltaic Systems through three partially-owned subsidiaries and distributes its Integrated Renewable Power Generating Systems through a wholly-owned subsidiary.

Photovoltaic Systems

         Photovoltaic Systems are solar power systems assembled and sold by the Company through its partially-owned subsidiaries. Photovoltaic Systems use photovoltaic power to produce electricity, and range from simple panel applications to more sophisticated, expensive packages.

         The Company distributes its Photovoltaic Systems through Photocomm, Inc. ("Photocomm"), Solartec, Inc. ("Solartec") and Entec ("Entec"), all partially-owned subsidiaries.

         At December 31, 1995, the Company owns 6,612,447 shares (representing approximately 48.8%) of the issued and outstanding voting stock of Photocomm which is a publicly traded company engaged in the development, manufacture and marketing of photovoltaic systems and related products. The Company has an option to purchase an additional 1,500,000 shares at $3.00 per share that expires by December 31, 1996. As of June 18, 1996, the closing price of these shares was $ 2.56 per share. The Company is also a party to an agreement with other shareholders of Photocomm under which, the Company is assured of the election of three of Photocomm's seven directors. The Company also owns 51% of the issued and outstanding capital stock of Solartec, an Argentine corporation which is a fabricator and distributor of photovoltaic products in Argentina, and 50% of the issued and outstanding stock of Entec, a power developer in Mexico. The Company is considering the sale of both Photocomm and Solartec in 1996 on favorable terms in order to fulfill its obligations to its lenders and concentrate on its core development business. The Company is reviewing its options regarding liquidation or abandonment of its investment in Entec, which is experiencing significant financial hardship, during 1996.

Integrated Renewable Power Generating Systems

         The Company designs, manufactures, assembles and installs Integrated Renewable Power Generating Systems, including remote site and stand-alone electric generating systems, for a wide variety of applications. Remote site and stand-alone generating systems are generally complex, integrate many forms of available power generation including not only photovoltaic power but also wind is utilized for electric power generation at remote locations that are not connected to an electric power grid.

         The Company's Integrated Renewable Power Generating Systems are distributed through its 100%-owned subsidiary New World Vermont, located in Waitsfield, Vermont.

         The Company has installed remote site and stand-alone generating systems for commercial and residential customers in over 30 countries and on all 7 continents. These systems provide power where reliability is crucial and power is a necessary commodity that was not previously available. The primary applications in the commercial sector are telecommunications, navigational aids, offshore platforms, area lighting and SCADA power equipment. In addition, the Company provides larger systems where renewable energy sources augment the energy provided through the utility grid which would normally be purchased from local utilities.

Village Power

         The Company develops, owns and operates integrated generating systems, powered by renewable and traditional sources, which produce kilowatt hours for sale to small electric utilities removed from the main grid. These systems use proprietary software for integration and control and utilize indigenous renewable resources, augmented by batteries, to replace existing base-load diesel generators, which are then converted into backup power sources.

Wireless Backlog

         As of December 31, 1995, the Company had a backlog of existing purchase orders and government contracts, which it believes to be firm, for products and development services representing approximately $4,688,000 in revenues. This compares to a backlog of approximately $919,000 and $975,000 as of December 31, 1994 and 1993. Management expects that all of the current backlog will be filled in fiscal 1996 and 1997. The current backlog is not necessarily indicative of the backlog, if any, in future periods.

Concentration

         Sales of the Company's generating systems to customers outside of the continental United States accounted for approximately 15% of product sales for the last fiscal year. These sales are accomplished through the Company's own sales force. In view of the diverse locations of the Company's foreign customers, the Company does not believe there are any special risks attributable to foreign sales beyond the normal business risks of sales abroad.

Key Suppliers

         The Company's manufacturing operations require a number of mechanical, electrical and electronic components and raw materials. The Company has multiple commercial sources of supplies for most components and raw materials that it uses.

         On January 14, 1991, one of the Company's subsidiaries entered into an informal photovoltaic module distribution arrangement with Kyocera America, Inc. ("Kyocera"). The Company was appointed to represent Kyocera solar electric modules in the United States and Canada. Kyocera, the world's second largest manufacturer of solar electric modules, offered the Company competitive supply terms and the opportunity to develop and establish a national program for its existing dealer organization. The arrangement is informal, but intended to be renewed annually by mutual agreement. On January 15, 1993, the Kyocera arrangement was renewed with an expanded distribution agreement to also include the remainder of the Western Hemisphere with the exception of Mexico.

Manufacturing Regulation

         The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. In management's opinion, compliance with these laws and regulations has not had and will not have a material effect on the capital expenditures, earnings or competitive position of the Company.

OTHER PRODUCTS AND SERVICES DIVISION

         The Company currently manufactures a full line of wind turbines including 1 kW, 3 kW, 12 kW and 100 kW machines, all in limited quantities, and is developing a prototype for a 250 kW turbine. The Company maintains a continuing development program for new turbines and related products and for continued engineering of its existing products to improve efficiency and reliability. Development has been concentrated on wind turbine machine design (including blade design) and electronic system design. The Company's predecessor began developing wind turbine technology in the mid-1970s.

         Pursuant to government contracts and initiatives issued by the Department of Energy ("DOE"), and through various agencies via the Small Business Innovative Research Program, the Company and its predecessor have engaged in advanced turbine design studies since the late 1970s. These conceptual design studies involve practical improvements, including advancing the state-of-the-art for wind farms and the development of a 100 kW polar turbine for extremely cold temperature applications.

         The Company is currently a sub-contractor with the National Renewable Energy Laboratory ("NREL") to develop "Advanced Wind Turbines" under a series of contracts. The first contract calls for development of the "Near Term Turbine," and is designed to produce hardware for sales and distribution in 1996. This contract is aimed at the development of an advanced, commercial-scale wind turbine to be manufactured in the United States. This turbine is designed for use in large-scale wind farm developments and other similar applications. The first Advanced Wind Turbine which the Company is developing will have a nameplate capacity of 250 kW with blades of 82 feet in diameter. The first prototype began operation in the San Gorgonio Pass in the spring of 1994. Continued improvements and redesign aimed at cost cutting is ongoing at this time. The information and technology advances developed by the Company in connection with the 250 kW Advanced Wind Turbine will be available for use by the Company in all of its products. Three patents related to the aileron control system were issued by the U.S. Patent and Trademark Office during late 1995 and early 1996.

         The Company owns several patents and patent applications relating to wind turbine technology. Although these patents and patent applications have value to the Company, they are not considered to be of material importance to its business as a whole. The Company's patents will expire during the period from 1996 to 2014.

         The Technology Company is also involved with the development and deployment of large tracking PV array structures, grid connected PV applications and standalone wind/PV village power systems. Multiple projects are on-going at this time and the technology and experience can be used by the Company in the pursuit of it's business objectives.

DOMESTIC GOVERNMENT INCENTIVES

         Federal Incentives. The Federal government encourages the use of renewable energy resources through various financial and other incentives. The most recent incentives at the Federal level were included in the Energy Policy Act of 1992. The purposes of the Act include the promotion of (i) increases in the production and utilization of energy from renewable energy resources; (ii) further advances of renewable energy technologies; and (iii) exports of renewable energy technologies and services.

         The Federal Energy Regulatory Commission ("FERC") has authority under the Energy Policy Act, in certain circumstances, to order any transmitting utility to provide transmission service to independent power producers for the purpose of selling electricity at wholesale. If adequate transmission capacity is unavailable, the transmitting utility may be required to enlarge its facilities. The FERC may not issue such an order if providing transmission service would impair the reliability of the interconnected system, or if the utility cannot obtain approval for new facilities that are necessary to provide the service. These provisions could benefit the Company and other independent (non-utility) power producers by facilitating access to utility transmission systems and thus the transmission and sale of electrical power to purchasers other than the local electric utility. With improved transmission access, the number of potential customers for power produced by the Company's facilities will be significantly increased.

         Under the Clean Air Act Amendments of 1991, the Environmental Protection Agency ("EPA") has established sulfur dioxide ("SO2") emission levels for each utility system that must be met by the year 2000, as well as specific emission levels for certain coal-fired plants that must be met by 1995. In order to facilitate the transition to these new emission levels, a trading mechanism has been created so that SO2 allowances can be traded. The result of these regulatory initiatives is that wind energy is valuable to utilities since wind generated electricity reduces fossil fuel generation by the utilities and increases emission allowances which can be sold in the market.

         State Incentives. Under the Energy Policy Act, states must work with regulated public utilities to develop an integrated resource plan which implicitly includes development of renewable energy resources, such as wind and solar power. Even prior to enactment of the Energy Policy Act, a number of States had undertaken to develop renewable energy policies and initiatives in response to increasing pressure from environmental groups which have focused on the air and water pollution associated with the development of new fossil fuel generating facilities.

REGULATION

      The Company is subject to federal and state energy laws and regulations and federal, state and local environmental laws and regulations in connection with the development and operation of its generating facilities.

Domestic Regulation

         Federal Regulation. Pursuant to authority granted to the FERC under PURPA, the FERC has promulgated regulations which generally exempt small power production facilities with capacities of less than 30 MW from the provisions of the Federal Power Act ("FPA") (except for licensing requirements applicable to hydroelectric projects and certain other matters), the Public Utility Holding Company Act ("PUHCA"), and state laws respecting rates and financial and organizational regulation of electric utilities. All of the Company's hydroelectric and wind power generating facilities are believed to be entitled to the full range of regulatory exemptions available under PURPA. The Wolverine Hydroelectric Facilities are subject to licensing regulation pursuant to the Federal Power Act.

         The Energy Policy Act amended PUHCA to allow independent power producers, under certain circumstances, to own and operate eligible facilities not exempted by PURPA in the United States or foreign countries without subjecting these producers to registration or regulation under PUHCA and without jeopardizing the qualifying status of their existing exempt projects. A company exclusively in the business of owning or operating generating facilities and selling electricity at wholesale or retail in a foreign country is also eligible for this exemption, as long as neither the company nor its subsidiaries sell electricity retail within the United States. These provisions are expected to enhance the development of facilities not exempted by PURPA in the United States which do not have to meet the fuel, production and ownership requirements of PURPA, as well as the development of foreign generating companies. The Energy Policy Act could benefit the Company by expanding its ability to own and operate facilities not exempted by PURPA but may also result in increased competition by allowing utilities and other independent power producers to develop such facilities which are not subject to the constraints of PUHCA.

         In the absence of exemptions from the regulations discussed above, the activities of the Company would be subject to a pervasive framework of federal and state regulation applicable to public utilities, including regulation of power sales prices, encumbrances of property, accounting practices and all other activities deemed necessary and convenient in the regulation of public utilities. Should this occur, the Company could be subject to regulation as a public utility holding company under PUHCA, which would have a material adverse effect on the Company's business. The Company intends to conduct its operations so that it continues to qualify for the applicable exemptions under PUHCA and has no reason to believe that these exemptions will be changed by legislative or regulatory action. Congress now has under consideration legislation that would reduce or eliminate the PUCHA restrictions.

      State Regulation. State public utility commissions ("PUCs") have broad authority to regulate both the price and financial performance of electric utilities. Since a power sales contract will become a part of a utility's cost structure (and therefore is generally reflected in its rates), power sales contracts between an independent power producer, such as the Company, and a regulated utility, some PUC's assert and exercise the right to approve these contracts at the outset.

      Local Permits. County governments in California and other states require wind farm operators to apply for and obtain permits before erecting and installing wind turbine generators. Applications may be considered at a public hearing. The permits generally terminate after a fixed period of time, twenty years from the date of approval in California, although the permits are revocable for cause. Permits frequently contain numerous conditions, including safety setback requirements, noise setback requirements, environmental requirements and annual reporting requirements. The Company believes that it has or will be able to obtain and renew all necessary permits subject to any requirements relating to the siting and operation of each individual wind farm.

      Environmental Regulation. The Company is subject to environmental laws and regulation at the federal, state and local levels in connection with the development, ownership and operation of its electrical generating facilities. The laws and regulations applicable to the Company primarily involve environmental concerns associated with the siting of wind power generating facilities such as noise, visibility of wind turbines and threats to endangered or migratory birds or wildlife. Many of such laws and regulations require that wind turbines be located in remote areas or shielded from view, that turbines not be located in flyways or in areas where endangered species might be threatened, or that other mitigating actions be implemented. The Company believes that its existing electric generating facilities are in compliance with such environmental laws and regulations. If such laws and regulations are altered, however, and the Company's facilities are not grandfathered, the Company may be required to incur significant expenses to comply with such laws and regulations. Furthermore, the existence of certain environmental laws and regulations may have an adverse effect on the Company's ability to find suitable sites for new renewable energy generating facilities, although generally speaking suitable wind resource areas are not near residential areas.

International Regulation

      The Company only engages in business in countries that have statutes which permit the private production and sale of electricity. All the countries in which the Company is currently doing business have such laws. Certain countries have restrictions on the percentage of a stock a foreign corporation may own of a domestic corporation and certain countries require permission of the government to own more than a designated percentage of stock in a domestic corporation. The Company complies with all such requirements.

      The Company believes that the countries in which it is seeking to do business are encouraging independent power producers to supply the electrical power needs their growing economies face. The relatively short time periods for construction as well as the modular nature of wind farms permit the Company to comply with construction and environmental regulations in a more expeditious fashion and with lower construction risks than power produced through traditional thermal methodologies.

COMPETITION

      Revenue derived from the Company's existing electrical generating facilities is sold under long-term power contracts, therefore competition is not a significant business risk. New utility power sales contracts are, however, generally subject to an arduous, expensive and competitive process. Many states require power sales contracts to be awarded by competitive bidding, and the Company competes with other independent power producers, subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and affiliates of other industrial companies in the process. In addition, a number of regulated utilities have created subsidiaries, utility affiliates, which compete with independents such as the Company.

      Competition for acquisitions of existing wind farms and development of new ones may significantly reduce the Company's opportunity to acquire or develop any such wind farms. There are other companies in the wind power generation industry that are larger and have more financial resources than the Company. Furthermore, other large, well-capitalized entities from outside the wind power generation industry may choose to enter the industry, creating the potential for significant additional competition.

      The markets for the Company's wireless power products are highly competitive. The Company faces a number of competitors in this market, some of which may have significantly greater financial resources than the Company.

EMPLOYEES

         As of December 31, 1995, the Company employed approximately 125 people.

ITEM 2.  PROPERTIES

ADMINISTRATIVE

      The Company leases office space for executive and administrative functions at various locations around the country.

GRID POWER

      Wolverine. The Company owns approximately 4,000 acres of land, most of which is under water, in Gladwin and Midland counties in Michigan. The Company's dikes, dams, spillways and power plants are located on this property. Operating and maintenance personnel are based in a 1,000 square foot Company-owned building and a 5,000 square foot maintenance and storage facility in Edenville, Michigan.

      Altamont Wind Farm. The Altamont Wind Farm is located on approximately 4,000 acres of leased land in the Altamont Pass, California. The Company owns approximately 305 miles of power lines, one substation and a 5,000 square foot maintenance building on the property.

      Makani Uwila Wind Farm. The Makani Uwila Wind Farm is located on approximately 65 acres of leased land on Oahu, Hawaii.

      Los Vaqueros Wind Farm. The Los Vaqueros Wind Farm is located on approximately 101 acres of leased land in the Altamont Pass, California.

      San Jacinto Wind Farm. The San Jacinto Wind Farm is located on approximately 165 acres of leased land in the San Gorgonio Pass, California.

      Dyffryn Brodyn Wind Farm. The Dyffryn Brodyn Wind Farm is located on approximately 166 acres of leased land near Whitland, Dyfed, Wales.

      Caton Moor Wind Farm. The Caton Moor Wind Farm is located on approximately 100 acres of leased land in Caton Moor, Lancashire, England.

      Bellacorick Wind Farm. The Bellacorick Wind Farm is located on approximately 300 acres of leased land in Bellacorick, Ireland.

      Four Burrows Wind Farm. The Four Burrows Wind Farm is located on approximately 500 acres of leased land in Truro, Cornwall, England.

      Production (Wind Farm) Services. The Company's production (wind farm) services facilities are located in a 28,000 square foot leased facility in North Palm Springs, California. The facility includes offices, warehouse space and a machine shop. The Company terminated this lease in early 1996.

OTHER PRODUCTS AND SERVICES

      The Company's manufacturing facilities for renewable power generating systems, including its design and system assembly departments, are housed in a 7,200 square foot Company-owned facility in Waitsfield, Vermont.

ITEM 3.  LEGAL PROCEEDINGS

      On January 30, 1995, Kenetech Windpower, Inc. ("Kenetech") filed a patent infringement suit in the United States District Court for the Northern District of California against the Company and Enercon GmbH ("Enercon") relating to the proposed use of Enercon E-40 wind turbines at the Company's planned wind power generating facility in Big Spring, Texas. The suit alleges that the use of the Enercon turbines in the United States would violate certain Kenetech patents and seeks an injunction and unspecified damages. The Company reviewed the Kenetech patents in detail and thoroughly investigated the Enercon technology well before the suit was filed and, based on such reviews and investigations, believes that neither the Enercon turbine nor its mode of operation infringes on any claim of any of Kenetech's patents. In January 1996 the Court granted the Company's motion and dismissed Kenetech's claim for relief based on actual patent infringement.

         Kenentech has also initiated proceedings against the Company and Enercon before the International Trade Commission. On May 31, 1996, an Administrative Law Judge of the U.S. International Trade Commission rendered an Initial Determination decision in which he held that the Commission has subject matter jurisdiction over the Company and its co-respondent, Enercon, in Investigation No. 337-TA-376 because the Company has purchased for importation, and Enercon has sold to the Company for importation, certain wind turbines, the use of which in the United States would infringe one claim of one Kenetech patent. This Initial Determination is subject to review by the Commission, which must be requested on or before June 13, 1996, and to further appeal thereafter. The Company and Enercon have requested review by the Commission. The Company believes that both Kenetech suits are without merit. The Company intends to vigorously contest them. There can be no assurance, however, that the Company will prevail in its defense

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There was no established public trading market for the Company's Common Stock prior to October 23, 1992. Since that date, the Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol NWPC. On March 23, 1994, the Common Stock was approved for listing on the NASDAQ National Market System. The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                    High             Low
                                                    ----             ---
         Quarter ended December 31, 1993           12 3/4           9
         Quarter ended March 31, 1994              13 3/4          10 1/4
         Quarter ended June 30, 1994               11 3/4           9
         Quarter ended September 30, 1994          11 1/4           9 1/8
         Quarter ended December 31, 1994           10 1/2           6
         Quarter ended March 31, 1995               7 1/2           4 1/2
         Quarter ended June 30, 1995                6 1/2           4 3/8
         Quarter ended September 30, 1995           6 1/4           2 3/8
         Quarter ended December 31, 1995            3 7/8           1 1/2
         Quarter ended March 31, 1996               2 3/8           1

         The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of May 31, 1996, there were approximately 497 holders of record of Common Stock.

         The Company has not paid any cash dividends on its Common Stock since its incorporation in June 1989. The Company is currently prohibited from declaring or paying any cash dividends on the Common Stock under the Company's loan restructuring agreements entered into early 1996. In addition, the Company's United Kingdom project subsidiaries including Bellacorick and Wolverine subsidiary are prohibited from declaring or paying dividends and making cash advances or loans to the parent Company pursuant to loan documents entered into by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected consolidated financial data with respect to the Company's statements of operations for the year ended December 31, 1995 and 1994, the three month period ended December 31, 1993 and each of the years in the three-year period ended September 30, 1993, and its balance sheets as of December 31, 1995 and 1994 and September 30, 1993, 1992, and 1991 are derived from the Company's audited Consolidated Financial Statements. The Company's statements of operations for the year ended December 31, 1995 and 1994, the three month period ended December 31, 1993 and the year ended September 30, 1993, and such balance sheets as of December 31, 1995 and 1994, and the auditors' report thereon, are included elsewhere in this report. Such data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes and the independent auditors' reports and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                              Three Months
                                                   Year Ended December 31,        Ended               Year Ended September 30,
                                                     1995          1994     December 31, 1993      1993         1992         1991
                                                   --------      ---------  -----------------    -------      -------      -------
STATEMENT OF OPERATIONS DATA:                                             (In thousands, except per share data)
Operating revenue:
  Grid Power Production                            $  7,735      $  3,129      $   275           $ 1,730      $ 1,955      $ 2,675
  Wireless Power Sales                                8,647        18,878          430             1,432        1,785         --
  Corporate eliminations and others                      (9)          901          (15)              810         --           --
                                                   --------      --------      -------           -------      -------      -------
   Total operating revenue                           16,373        22,908          690             3,972        3,740        2,675
                                                   --------      --------      -------           -------      -------      -------


Operating expenses:
  Cost of operations                                 13,102        17,237          689             2,516        2,488        1,212
  Research and development                              426           339          165                52         --           --
  Project development                                 4,361         2,052          259               779         --           --
  Selling, general and administrative expenses        7,627         9,222        1,023             2,841        3,332        2,782
  Equity loss of non-consolidated affiliates          4,199           912          112              --           --           --
  Impairment charge                                  24,431          --           --                --           --           --
                                                   --------      --------      -------           -------      -------      -------

Operating loss                                     $(37,773)     $ (6,854)     $(1,558)          $(2,216)     $(2,080)     $(1,319)
                                                   ========      ========      =======           =======      =======      =======
Net (loss) income from continuing operations
  before extraordinary items                       $(39,851)     $ (6,240)     $(1,464)          $    67      $ 1,153      $(1,178)
                                                   ========      ========      =======           =======      =======      =======

Net (loss) income attributable to common shares    $(41,751)     $ (7,793)     $(1,576)          $   537      $ 1,153      $(1,178)
                                                   ========      ========      =======           =======      =======      =======

                                                                             Three Months
                                                  Year Ended December 31,        Ended              Year Ended September 30,
                                                    1995          1994     December 31, 1993   1993          1992           1991
                                                  -------      ----------  -----------------  ------        ------        -------
STATEMENT OF OPERATIONS DATA (CONTINUED):                                 (In thousand, except per share data)
Earnings (loss) per common and
   common equivalent share:
Net loss from Continuing operations attributable  $ (3.83)     $  (0.76)        $(0.27)       $ 0.04        $ 0.63        $ (0.85)
to common shares
(Loss) income from discontinued operations          (0.14)        (0.14)         (0.01)         0.09          --             --
                                                  -------      --------         ------        ------        ------        -------
Primary and fully diluted                         $ (3.97)     $  (0.90)        $(0.28)       $ 0.13        $ 0.63        $ (0.85)
                                                  =======      ========         ======        ======        ======        =======
Weighted average number of shares                  10,523         8,648          5,710         4,258         1,676          1,400
                                                  =======      ========         ======        ======        ======        =======



                                                       As of December 31,              As of September 30,
                                                       1995          1994        1993        1992          1991
                                                     --------      -------     -------     --------      --------
BALANCE SHEET DATA:                                                         (In thousands)

Cash                                                 $    861      $ 3,889     $ 1,985     $    210      $    292
Cash restricted in use                                  4,670         --          --           --            --
Working capital (deficiency)                          (16,762)       2,535       3,386       (8,946)      (10,069)
Plant, property & equipment, net                       29,375       35,730       9,018        5,983         5,815
Deferred Series B preferred stock offering costs         --            121         171        1,014          --
Total assets                                           65,396       74,174      22,978       19,054        20,916
Current portion of long-term debt                      17,966          187         250        5,247         4,493
Due to related parties                                  4,628        3,585        --           --            --
Current portion of capital lease obligations               84           12       3,182        4,307         6,267
Long-term portion of long-term debt                     7,650        7,905         451        1,343           649
Long-term portion of capital lease obligations             76           17         118        3,379         8,366
Redeemable preferred stock                               --          3,184       2,827         --            --
Stockholders' equity (deficiency)                      21,023       46,366      12,063       (2,877)       (5,836)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is engaged in the production and sale of electric power generated from renewable sources and, to a lesser extent, the sale of products related to the renewable energy industry. The Company focuses on the acquisition and development of renewable power generating facilities from wind, solar and hydroelectric sources.

Business Environment

         The Company faced many challenges in 1995, which culminated in a new business strategy and plan which was approved by the Board of Directors in January of 1996. During most of 1995 the Company continued its prior strategy of aggressively expanding the Company through the acquisition of existing renewable energy projects and the development of new projects throughout the world. As part of this strategy, the Corporation acquired Renewable Energy Ireland, Ltd in February of 1995 for $1.7 million in cash and 104,082 of the Company's shares. Additionally, the Company signed an agreement with China Chang Jiang Energy Company, Ltd, in May of 1995 to acquire a 40% interest in the Fujian hydroelectric project in the Fujian Province of China for approximately $15 million payable half in cash and half in common shares of the Company's stock. Partly in connection with these acquisitions, the Company issued approximately $15 million of debt.

         In the latter part of 1995, liquidity became extremely constrained and it became apparent to management that operating cash flow would not be sufficient for the Company to meet its debt service payments due in the early part of 1996. As a result, the Board of Directors appointed a new Interim Chief Executive Officer and management developed a revised business strategy with the objectives to reduce debt, increase equity and alleviate the Company's short-term liquidity problems and improve long-term liquidity. Key elements of the revised business plan include:

         - The Company intends to focus on a selected, limited number of development projects and does not intend to acquire or expand into any new business ventures until the Company improves its financial position.

         - The Company intends to sell down or sell off its existing hydroelectric projects currently under development or construction, with the exception of its investment in China which the Company views to be a strategic geographic location.

         - The Company intends to reduce, where possible, its ownership interest in operating wind farms, as well as its wind farms under development.

         - The Company intends to use the proceeds from the sale of these investments to meet its current and near term debt service requirements.

         - The Company does not intend to pursue any new wind farm development projects in the United States. This element of the business plan does not affect projects for which the Company has completed the bidding process or has been selected through a competitive process to operate a wind farm.

         - The Company intends to focus future developments on large scale wind farm projects in countries where the Company has an established presence, such as Mexico, Ireland and China, and will not pursue competitively bid wind farm projects unless the individual circumstances are uniquely compelling.

         - The Company intends to simultaneously seek to integrate its wireless business or sell its Photocomm subsidiary.

         -        The Company intends to reduce administrative staff.

         Shortly after management approved the revised business plan, the Company defaulted on several of its debt obligations and restructured those obligations with its lenders. Part of the terms of the restructured loans include additional collateral, additional finance charges and the requirement that the Company raise $10 million in net proceeds from the sale of assets or securities by July 31, 1996 and raise an additional $17 million in net proceeds from the sale of assets or securities by November 30, 1996. Further, a significant portion of the proceeds from the sale of assets or securities will be placed in a sinking fund for the purpose of debt retirement.

         Management believes that its revised business plan will achieve the Company's objectives of reducing debt, increasing equity and improving both short-term and long-term liquidity. However there are numerous risks and uncertainties surrounding management plans, principally the risk that management will not be able to sell investments identified in its business plan within the time frame required by the restructured loan agreement, or for the amounts estimated by management. If management is not successful in implementing this plan, it is possible that the Company will not continue as a going concern.

         Management also believes that the Company will be able to comply with the terms of the restructured debt agreements. However, if management is not able to meet these requirements, the Company will be in default on these obligations and the creditors could foreclose on the collateral and possibly compel the Company to seek protection from its creditors in bankruptcy proceedings.

Brief History

         The Company was formed in 1989 through the acquisition of hydroelectric facilities in Michigan and a wind farm in the Altamont Pass in California. The Company expanded into renewable energy technology through its 1991 acquisition of Northern Power Systems, Inc., a manufacturer of wind turbines and remote site and stand-alone renewable power generating systems. In 1992, the Company acquired Field Service Maintenance & Supply, Inc. in Palm Springs, California (subsequently renamed "Grid Power Services Division"), which provides engineering, installation and operation services to owners of wind turbines and related equipment. See "Discontinued Operations" in Notes to Financial Statements.

         The Company continued to expand in 1993 through the acquisition and development of several wind farms; the acquisition of 49% of Entec S.A. de C.V., a Mexican corporation engaged in the rural electrification industry; and the acquisition of 29% of Photocomm, Inc., a manufacturer and distributor of solar electric systems and related products. In 1994, the Company increased its ownership in Photocomm to a majority of its voting stock and increased its ownership in Entec to approximately 50%, while also purchasing 51% of Solartec S.A., the solar products distributor in Argentina. During 1995, the Company's ownership in Photocomm decreased to below 50% of the outstanding stock.

         In 1994 the Company signed a business alliance with Westinghouse to jointly develop, market, construct and own renewable power projects, such as utility-scale wind farms, off-grid generating systems and wireless photovoltaic systems as well as jointly market the Company's renewable power projects and products. Westinghouse will also have the option to participate with the Company in renewable power projects. The alliance has not been as beneficial as both parties originally visioned and, accordingly, the Company and Westinghouse are discussing the mutual cessation of the business relationship.. During 1994, the Company entered into a joint venture with China Chang Jiang Energy Company Ltd. to develop renewable energy projects in China.

         The Company completed construction in December 1994 of the Dyffryn Brodyn and Caton Moor wind farms in the United Kingdom which have a combined capacity of 8.6 MW, and completed in March 1995 the Four Burrows wind farm in the United Kingdom which has a capacity of 4.5 MW. Also, the Company was selected in 1994 by Texas Utilities to develop a 40 MW wind power facility in Big Spring, Texas, and commenced the development of a 16 MW hydroelectric facility in Costa Rica.

         In January 1995, the Company acquired approximately 87% of the stock of an Irish wind farm having a capacity of 6.4 MW. Also, during 1995, the Company commenced development of a 16 MW hydroelectric facility and commenced development of a 22 MW wind power facility both in Costa Rica. In addition, the Company purchased a 12% equity interest in the 39 MW hydroelectric facility located in the Fujian province of China. In early 1996, the Company entered into an agreement to sell its interest in the 16 MW hydroelectric facility in Costa Rica. The sale is expected to close in July 1996.

OTHER RISKS

Increasing Competition and Regulatory Developments Affecting the
Domestic Electric Utility Industry

         The electric utility industry in the United States is in the midst of a transition to a more competitive wholesale power market in which numerous states are considering granting independent power producers direct access to retail customers. This transition is being implemented by changes in regulations and policies of the FERC and state utility commissions. Congress is considering the termination of power purchase mandates under PURPA and FERC has acted to negate some state approved power contracts. Due to the increasing competition and regulatory uncertainty in the domestic markets coupled with the downward pressure on the price utilities will pay for electric power based upon their avoided cost, management believes that the most attractive opportunities for independent power development in the immediate future are outside of the United States.

Risks of International Project Development Activities

         Participation in the development and acquisition of foreign facilities may expose the Company to the effects of potentially adverse economic, political and labor developments, including political instability, nationalization of assets, local inflation, and currency fluctuations and restrictions. The Company will attempt to minimize these risks through various measures but there can be no assurance that it will be able to successfully reduce or eliminate them. In addition, the application of foreign environmental, tax and labor laws to the operations of foreign facilities may adversely affect any foreign facility earnings of the Company.

General Risks of Project Acquisition and Development

         The Company's acquisition and development projects are subject to normal development risks, including locating suitable sites, negotiation of definitive agreements, obtaining favorable power purchase contracts, final permitting, the availability of financing on acceptable terms, and construction risks. The Company is currently engaged in the process of developing and acquiring renewable power generating facilities in foreign countries.

         The Company expects that many of its power production projects will be outside the United States, and will be subject to all of the factors above.

Resource Variability

         The Company's wind and hydroelectric generating facilities are located at sites where, based on the average wind speed and water flow gathered over an extended period, the Company has determined that there are favorable energy resources available. Operating results, however, can vary significantly from year to year and from the historical average.

         Renewable energy resources also vary from place to place during the same season of each year. The Company's existing domestic wind farms are located primarily in California where the strongest winds occur during the spring and summer. The Company began operation of its wind farms in the United Kingdom in December 1994. The wind is generally strongest in the United Kingdom during the fall and winter. As a result of the increasing geographic diversity of the Company's power production operations, power production revenue of the Company is more balanced throughout the year than in prior years.

Inflation

         The electricity produced by the Company's power production facilities is sold under long-term fixed rate power sales contracts. The effects of inflation on the Company's income are partially offset by periodic adjustments to the rates set forth in the contracts which give effect, in part, to changes in operating and capital costs incurred by the utilities as a result of inflation. Because the majority of operating expenses related to power production are relatively stable, management does not feel any special concern about the long-term impact of inflation in the United States or the United Kingdom. Local inflation in countries the Company does business can vary widely, in particular Mexico and Costa Rica have experienced historical high inflation.

RESULTS OF OPERATIONS

General

         The results of operations for 1995 compared to 1994 reflect significant fluctuations resulting from the methods of accounting used for the Company's investment in Photocomm. During the year ended December 31, 1994, the Company acquired additional shares of common stock and other securities of Photocomm and the Company had control of over 51% of Photocomm's voting stock at December 31, 1994. Accordingly, the Company consolidated Photocomm into its financial statements for the year ended December 31, 1994.

         At December 31, 1995, the Company owns 6,612,447 shares of Photocomm, representing less than 50% of the voting shares of Photocomm. The decrease in the Company's ownership percentage from December 31, 1994 results principally from various Photocomm equity transactions in which the Company did not participate. As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm is accounted for under the equity method for the year ended December 31, 1995. The summarized balance sheet and statement of operations information for Photocomm of December 31, 1995 and 1994 is as follows:

                                                         1995           1994
                                                         ----           ----
       Balance sheet:
        Current assets                               $ 7,334,984    $5,556,770
        Total assets                                  10,361,409     8,081,819
        Current liabilities                            2,676,483     1,985,526
        Total liabilities                              3,069,579     2,787,397

       Statement of operations:
        Sales                                        $21,765,765     15,691,847
        Cost of Sales                                 16,527,670     11,868,453
        Selling, general & administrative              4,377,383      3,278,093
        Net income                                       839,889        491,068

1995

Revenues

         Revenues decreased $6.5 million (29%) during 1995 compared to 1994. The de-consolidation of Photocomm was attributable for $15.7 million of the decrease. This decrease was partially offset by a $3.0 million increase in Solartec revenues resulting from the first full year of consolidation of Solartec. Additionally, Grid Power reported a $4.6 million increase in revenues, resulting primarily from the acquisition of REIL (Bellacorick Wind Farm) and the first full year of operations for the U.K. windfarms. See further discussion under Item 1 and Segment Analysis.

Cost of Operations

         Cost of operations decreased $4.1 million (24%) during 1995 as compared to 1994. De-consolidation of Photocomm was attributable for $11.9 million of the fluctuation. This decrease was partially offset by an increase of $2 million reported by Solartec resulting from the first full year of consolidation. Additionally, the acquisition of Bellacorick and the first full year of operations for the Company's U.K wind farms resulted in increased cost of operations during 1995.

Research and Development Expense

         Research and development expenses increased $88,000 during 1995 over 1994 related primarily to the Company's research into developing a new high capacity advanced wind turbine.

Project Development Expenses

         Development of a power production facility requires extensive preparatory work that includes identifying and acquiring the rights to suitable wind or hydroelectric sites, obtaining an economically viable power purchase contract, fulfilling all legal requirements and obtaining financing for the project on favorable terms. All of this precedes equipment selection, contract negotiation and actual construction.

         Project development expenses increased by $2.3 million (113%) during 1995 over 1994 which was primarily attributable to the Company's investigation into potential projects in China and, to a lesser extent, various domestic projects and Chile and Argentina.

Selling, general and administrative

         Selling, general and administrative expenses decreased $1.6 million (17%) primarily due to the deconsolidation of Photocomm ($3.3 million). This decrease was partially offset by Solartec which reported an increase of $.6 million and the acquisition of Bellacorick and the first full year of operations for the U.K. wind farms which will attribute for $.3 million in aggregate. Corporate selling, general and administrative expenses decreased $.4 million while Other Products and Services increased $.3 million.

Impairment Charge

         In 1995, the Company recorded an impairment charge of $24.4 million. The impairment charge was reflected as a reduction of the following financial statement captions:

     Property, plant and equipment, net                      $ 13.4 million
     Goodwill, net                                              4.1 million
     Investments                                                5.9 million
     Inventories and other non-current assets                   1.0 million
                                                             --------------
                                                             $ 24.4 million
                                                             ==============

         As previously described, the Company has undertaken a business plan to sell certain of its assets and investments and to abandon various development projects. The following investments have been written-down, as applicable, to their estimated fair value at December 31, 1995. The aggregate carrying value of assets held for sale as of December 31, 1995 is approximately $25.6 million and includes:

      Photocomm                                  Makani Uwila Wind Farm
      United Kingdom Wind Farms                  Arcadian Wind Farm
      Tierras Morenas, Development Project       Los Vaqueros
      Solartec S.A.                              San Jacinto
      Dona Julia, Development Project            Bellacorick
      Andersen Falls                             Painted Hills Wind Farm

         In determining the amount of impairment charge for assets held for sale, the Company's policy is to compared the carrying value of its assets and investments to the estimated fair value. In determining fair value, the Company used market values for publicly traded investments (i.e., Photocomm), or correspondence with potential buyers as an indication of market value. In circumstances where the Company's negotiations to sell assets and investments have not included correspondence with potential buyers in sufficient detail to indicate a market value, the Company has used the projected future cash flows from these investments and assets. These projected cash flows have been discounted at rates commensurate with the risk of the respective investment, and generally range from rates of 16% to 21%.

         The Company has estimated the December 31, 1995 impairment charge based upon the best information available to management. It is at least reasonably possible that actual losses may be materially higher or lower than the amounts recognized following execution of management's plans, based on the actual agreements the Company negotiates with potential buyers, etc.

        Equity loss of non-consolidated affiliates. The increase of $3,287,441 to $4,199,184 relates primarily to the equity loss of $4,331,000 related to the Company's New World Entec S.A. investment. See further discussion in Item 1 and Segment Analysis.

Operating Loss

         Operating loss increased $30.9 million to $37.8 million including an impairment charge of approximately $24.4 million. Exclusive of the impairment charge, the 1995 operating loss increased $6.5 million. The increase in equity loss of non-consolidated affiliates of $3.3 million was primarily attributable to the equity loss in Entec and increased project development expense.

Other Income (Expense)

         Interest expense increased by $2.0 million during 1995 which was attributable to approximately $15 million of debt the Company issued during the year as well as to the first full year of consolidation of the U.K. windfarms and the acquisition of Bellacorick.

1994

Revenues

         Revenues increased $18.9 million during 1994 compared to fiscal 1993. The Wireless segment contributed $17.4 million of the increase with the remainder coming substantially from Grid Power. See further discussion under Segment Analysis.

Cost of Operations

         The cost of operations increased $14.7 million during 1994 over fiscal 1993. The increase resulted principally from the consolidation of Photocomm and Solartec for the first time in 1994.

Research and Development expense

         Research and development expense increased approximately $286,000 during 1994 compared to fiscal 1993. The increase is primarily attributable to research and development project to improve the wind turbine's blade performance. This project has a net cost of $115,701 in 1994. The remainder of the increase in research and development expense in 1994 was attributable to costs relating to the completion of the Advanced Wind Turbine prototype by the Technology Company.

Project Development expense

         Project development expense increased $1.3 million during 1994 over fiscal 1993 which is related to (a) compensation and travel expenses of employees who are directly involved in project development, which totaled $1,038,199; (b) expenses of operating offices in Canada and Brazil, totaling $351,744; (c) amounts written off for previously deferred project costs for projects that were abandoned during the year, which totaled $562,439; (d) expenses incurred in connection with projects that more likely than not will be abandoned; and (e) amounts for employee termination costs.

Selling, general and administrative

         Selling, general and administrative expenses increased $6.4 million during 1994 in comparison to fiscal 1993. The increase results principally from the consolidation of Photocomm and Solartec for the first time in 1994, including an increase of $3,278,093 due to the consolidation of Photocomm, and $530,848 due to the consolidation of Solartec. The remaining $3,743,912 of the increase in 1994 came from existing operations, of which $2,144,231 was attributable to general corporate activities other than direct project development, including a reserve of $189,000 for staff reductions and other personnel matters.

Operating Loss

         Operating loss increased $4.6 million during 1994 from fiscal 1993. Corporate items, eliminations and other was attributable for $3.1 million of the increase, while Grid Power contributed $1.1 million of the increase. These increases were partially offset by Wireless which reported an increase in operating profit of $564,000. See further discussion under Segment Analysis.

Other Income (Expense)

         Due to the consolidation of Photocomm and Solartec in 1994, the minority shareholders of each of these companies has been allocated their proportionate share of their net income, which aggregated $328,375 in 1994. This corresponds to the amount added to minority interest on the Company's consolidated balance sheet.

         Equity loss on non-consolidated affiliates were as follows: (i) the Company's portion of the losses at Entec in 1994 was $950,258 and (ii) $38,515 for the Company's interest in the 1994 net income of San Jacinto Power Corporation. Neither of these categories existed in fiscal 1993.

         Other income decreased by $1,625,646 in 1994, primarily due to the inclusion in fiscal 1993 of $1,330,859 from a settlement of litigation.

Impact of Foreign Operations Currency Translation

         The Company continues to pursue overseas development opportunities, and is affected by changes to the net investment value of its activities as the functional currency denominated financial statements of its foreign subsidiaries are translated into U.S. dollars for purposes of consolidation.

         In the year ended December 31, 1995 and 1994, the Company recognized in the stockholders' equity section of the balance sheet currency translation adjustments of approximately $778,838 and $646,580, respectively, related primarily to the United Kingdom and Mexico. The currency has remained stable in those other countries where the Company has significant local currency denominated investments.

Segment Analysis

Grid Power Production

         Revenue. Power production revenue is dependent upon the Company's installed capacity, the availability of the renewable resources used to produce the power, and the rate at which the produced electricity is sold.

         Grid Power Production revenue increased by $4.6 million (147%) during 1995 over 1994. The increase in revenues is attributed to the first full year of operation of the U.K. wind farms as well as the acquisition of the Bellacorick.

         Power production revenue increased in 1994 by $742,000 (31%) compared to Fiscal 1993. Wind speeds at the Company's wind farms increased to more normal levels during 1994, while water flow at its Michigan hydroelectric facilities was much lower in 1994 than in the prior fiscal year. This increase principally reflect the increase in revenue attributable to the increase from one wind farm in service in fiscal 1993 to six in service in 1994.

         Operating (Loss) Profits. Segment operating loss increased $25.6 million including a $20.9 million impairment charge. Additionally, in 1995, the Company recorded approximately $4.5 million related to the Company's Mexican operation. The change is further impacted by $2.0 million of project development expenses related to China, the U.K. and Chile, partially offset by operating profits of the Company's U.K. and Irish wind farms. See geographic discussion below.

         Segment operating profits decreased $1.1 million during 1994 from 1993, primarily attributable to the operating results of the Arcadian wind farm and Makani wind farm.

Wireless Power Sales

         Revenue. Revenue from Wireless power decreased by $10.2 million (54%) from 1994. The decrease in revenues is attributable primarily to the de-consolidation of Photocomm ($15.7 million). This decrease was partially offset by Solartec which reported an increase of $3.0 million due to the first full year of operation under the Company's control for both subsidiaries. An additional $900,000 was generated by the Company's new Santa Fe Argentina project.

         The Company increased revenues in 1994 over fiscal 1993 by $17.4 million, which included $11.9 million from Photocomm, which was consolidated for the first time.

         Operating Income (Loss). Operating income (loss) decreased $1.8 million during 1995 including an impairment charge of $2.3 million. Excluding the impairment charge, the operating income increased $500,000. The increase was primarily attributable to Solartec ($383,000). The remaining increase was primarily attributable to the Company's NPS subsidiary.

         Operating income increased $564,000 during 1994 over fiscal 1993 which was substantially attributable to the inclusion of Photocomm in the Company's results for the first time

Geographic

         Due to poor business conditions in Mexico and the poor financial performance of Entec, the Company recorded a loss of $4.3 million and approximately $950,000 for Entec in 1995 and 1994, respectively. Prior to 1994, $113,385 in losses were recorded. The Company, in late 1995, recognized that Entec would not generate profits and began negotiations for a new partner which would provide the Company with the capability to retain its rights and develop wind projects in Mexico. In early 1996, a preliminary agreement was reached providing for the formation of a new company which will be owned 42% by the Company. As part of their agreement, the new company assumed a $1.5 million loan (repayment contingent on future profits) from New World to Entec in exchange for the rights to develop wind projects. The new company will be managed by the Mexican partners. As a result of the above , in 1995, the Company wrote off its remaining investment in Entec ($131,000) as well as the remaining balance of its loan receivable from Entec ($3,700,000) during 1995. Management believes that there is significant long term potential for development of independent power production facilities in Mexico. Demand for electrical power is substantially in excess of the current capacity in Mexico, and that country's need for clean power is especially pressing.

         In May of 1995, the Company entered into a Share Transfer Agreement with China Chang Jiang Electric Company (CCJEC) which provided for CCJEC to transfer 40% of its shares in the Fujian Chang Ping Hydro Project Company Ltd. to the Company in exchange for Rmb 120,720,000 (approximately $15 million). This transfer would represent 40% ownership of Fujian by the Company. The total consideration is payable in three trauches of 30%, 30% and 40% and the Company may contribute 50% of its consideration in the form of New World Power Corporation shares of common stock. In August 1995, the Company contributed $8.4 million (the first two trauches), half in cash and half in New World Power Corporation stock. The final trauch of cash and shares was held in escrow, the cash included in the balance sheet as "Restricted Cash.".

         Late in the fourth quarter of 1995, the Company was experiencing cash flow problems and, at the same time, the Fujian project was experiencing delays in construction resulting from unusual flooding of the construction area. At the Board of Directors of CCJEC meeting held January 31, 1996, a formal plan was adopted to complete the project in early 1998. As a result of the delay in completion and other events, the Company has recorded a charge against the Company's investment in China. The impairment charge, included within the grid power production, approximately $6,400,000, was recorded in December 1995.
See Note 4 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         In December 1995, The New World Power Company Ltd. sold 0% Senior Secured Note due March 31, 1996 in the original amount of $550,000 to Sundial International Fund LTD., a significant stockholder in the Company. The proceeds of the Note were used as working capital. Subsequent to December 31, 1995, the due date of the Note was extended and the Note was exchanged for a new Note due on or before December 1, 1996.

         On December 1, 1995, in accordance with the terms of Series B Preferred, the Company transferred and endorsed to Sundial International Fund Ltd. a First Mortgage Note collateralized by the property of Wolverine Power Company in the principal amount of $3,615,370 along with the Mortgage and Security Agreements in exchange for its Class B Preferred Stock. The Note is payable together with interest at the LIBOR+2% points in full on December 31, 1997. Principal and interest are due in seven quarterly installments of principal (each equal to five percent of the principal balance). The Note was restructured subsequent to December 31, 1995 and is now due in four payments due December 1, 1996, March 1, 1997, June 1, 1997 and July 31, 1997.

         On August 15, 1995, the Company entered into an agreement to issue $15,750,000 of its 8% Convertible Subordinated Notes due July 31, 2000 and warrants to purchase up to 787,500 shares of its common stock pursuant to the terms of the Note and Warrant Purchase Agreement. The notes are payable semi-annually on January 31 and July 31 of each year commencing on January 31, 1996. The proceeds of the notes were used as follows: $6,500,000 for a 24% interest in the Fujian Chang Ping Hydro Power Company, Ltd. (of which $3,300,000 was held in escrow and later (1996) used for working capital), $2,200,000 for loan repayment to Sundial International Fund Ltd., $1,000,000 to repay loan to stockholder, $397,490 to pay construction costs in Costa Rica, $128,665 for legal fees and $5,523,845 for general working capital.

         In February 1995, the Company completed the sale of 1,500,000 units of common stock and 3,000,000 common stock purchase warrants and received net proceeds of $8,259,279.

         In 1995 and 1994, the Company completed project financings for the Dyffryn Brodyn, Caton Moor and Four Burrows wind farms in the United Kingdom. The net proceeds from these loans was $3,440,221 in 1995 and $6,150,450 in 1994 which was used to complete the construction of those wind farms. The loan agreements for these loans require repayment over a four year period and contain various covenants restricting the use of project revenue during this period. This revenue must be applied first to fund a reserve account in an amount equal to debt service payable during the next six months. Amounts available after the payment of debt service and normal operating expenses of the respective wind farms and other costs, provided in the loan agreement are available for semi-annual distributions to the Company, subject to certain restrictions. During 1996, the Company restructured its debt agreements with two lenders that restrict upstreaming of available amount to the parent Company.

         The Company received net proceeds of $27,198,146 in 1994 from the sale of common stock and common stock purchase warrants and options, and received an additional $5,880,400 during the three-month transition period following the end of the Company's prior fiscal year on September 30, 1993. In December 1994, the Company received net proceeds of $2,037,200 from the sale by its English subsidiary of a $2.2 million exchangeable guaranteed secured promissory note.

         During fiscal 1993, the Company completed a public offering and several additional rounds of equity financing resulting in net proceeds of $16.5 million. These funds were used to settle liabilities associated with the Company's initial acquisitions and begin pursuing domestic and international renewable resource development opportunities.

         At December 31, 1995, the Company had a working capital deficit of $16,762,000. The deficit in working capital is the result of inclusion of certain debt obligations on which the Company defaulted subsequent to December 31, 1995 and for which the Company's restructured debt agreements require certain levels of assets sales to be completed by certain dates. Uncertainties exist as to whether the aforementioned provisions can be met. Net working capital at December 31, 1994, was $2,535,034, giving a current ratio of 1.20. As of September 30, 1993, net working capital was $3,386,343 yielding a current ratio of 1.48.

         During 1995, net cash flows used in operating activities was $4,794,191 compared to net cash flows used in operating activities of $2,940,379 during 1994.

         In 1995 and 1994, $16,679,309 and $31,971,650 was used in investing activities, principally for property plant and equipment, and the acquisition of the interest in Solartec and the additional stock in Photocomm. These amounts were significant increases over the previous years.

         In 1995, $18,027,183 was provided by financing activities primarily from the net proceeds from the issuance of common stock and the net increase in long-term debt. In 1994, $35,726,352 was provided by financing activities. In addition to the proceeds from the equity offerings, the Company received net proceeds of $6,150,450 in 1994 from project financings of its two United Kingdom wind farms. Lesser amounts were provided in the two previous fiscal years.

         The data for 1995 is affected by the consolidation of Solartec and 1994 is affected by the consolidation of Photocomm and Solartec, which significantly increased inventory, accounts receivable and accounts payable over 1993 financial information. Entec, which is 50% owned by the Company is reducing the size of its rural electrification business and focusing on project development, and the production services group is moving to a support role for the Company's project development. Losses experienced by Entec exceeded management's expectations, and the Company reduced its project development efforts at Entec during 1995. Entec continues to experience significant financial hardship, which results in concerns as to its ability to continue as a going concern. As the Company has no ability to continue to fund the operating losses of Entec, management wrote-off its remaining investment in, and advances to, Entec as of December 31, 1995.

         The Company expects to need financing for the construction of wind farm and hydroelectric facilities in 1996, which will require project equity and debt financing. The Company plans to raise substantially all of the financing for these projects from external sources, through equity syndications and non-recourse debt financing based at the operating subsidiary level. There can be no assurance, however, that the Company will succeed in obtaining such financing. If the Company's operating subsidiaries do not have access to capital markets on a substantially non-recourse basis, the Company itself may have to make larger equity investments in or provide more financial support for its projects, however, there is uncertainty as to the ability of the Company to make such investments, if needed. If the Company was unable to finance a project on a non-recourse basis, its ability to obtain other types of debt financing may be adversely affected by the Company's history of operating losses. If adequate financing were not available it would be likely to adversely affect the future of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Accountants, consolidated financial statements and financial statement schedules that are listed in the Index to Consolidated Financial Statements and Financial Statements Schedule on page F-1 hereof are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants required to be reported herein, except as set forth below:

         On October 30, 1995, The Company notified the firm of KPMG Peat Marwick LLP ("Peat Marwick") that they were being dismissed as the Company's independent accountants. The Company engaged Price Waterhouse LLP ("Price Waterhouse") as its new independent accountants as of October 30, 1995. The Company's Audit Committee and its Board of Directors participated in and approved the decision to change independent accountants.

         The report of Peat Marwick on the Company's financial statements for the fiscal years ended December 31, 1994 and September 30, 1993 and the three month period ended December 31, 1993 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for each of its two most recent fiscal years and in the fiscal period subsequent to the Company's most recent fiscal year and through November 3, 1995, there were no disagreements with Peat Marwick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Peat Marwick, would have caused Peat Marwick to make reference to the matter in their reports with respect to such periods, other than the following:

         During the fiscal year ended December 31, 1995, the Company discussed with Peat Marwick an accounting matter which as of the date of Peat Marwick's termination remained unresolved.

         The particular matter discussed related to certain wind farm facilities ("Facilities") owned by the Company in the UK. These facilities are currently operating under contract with the Non-Fossil Purchasing Agency, Limited, as agent for and on behalf of the Public Electricity Suppliers of England and Wales ("PESs"), which purchases the power generated by the Facilities. The contractual rate per Kwh through December 1998 is benefited by certain UK government incentive payments, which promote the operation of renewable power projects in the UK. Incentive payments are currently scheduled to expire in December of 1998. If the incentive payments are not renewed by the UK government, the contracts will continue with the Public Electricity Suppliers at avoided cost rates unless terminated at the option of either the Company or the PESs due to the occurrence of certain specified events.

         The Company consulted with Peat Marwick regarding the accounting for the Facilities, and the related power purchase contracts. This consultation concluded the Facilities should either use an "accelerated" method of depreciation for the underlying wind farm assets or defer some portion of the contractual revenues received during the portion of the contracts in which incentive payments are received, with a related amortization of those deferred revenues over the estimated useful life of the Facilities.

         The Company agreed with the successor accountant as to the appropriate accounting practices to be applied , which resulted in recording accelerated depreciation for the Facilities. The Company had recorded an adjustment in its financial statements at the quarter ended September 30, 1995.

         During the Company's two most recent fiscal years and in the fiscal period subsequent to the Company's most recent fiscal year end, there were no "reportable events" as defined in subparagraph (a)(1)(v) of Item 304 of Regulation S-K.

         During the Company's two most recent fiscal years and through October 30, 1995, the Company has not consulted with Price Waterhouse on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditors, as described in Regulation S-K, Item 304(a)(2).

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth certain information with respect to the Directors of the Company:

                                            PRINCIPAL OCCUPATION
                                           FOR THE PAST FIVE YEARS                         FIRST YEAR BECAME A
 NAME                                 AND CURRENT PUBLIC DIRECTORSHIPS            AGE            DIRECTOR
 ----                                 --------------------------------            ---            --------
 John D. Kuhns                DIRECTOR AND CHAIRMAN OF THE BOARD.  Mr. Kuhns       46              1989
                              was Chairman and Chief Executive Officer of
                              Wolverine Power Corporation, now a subsidiary
                              of the Company, from October 1986 through April
                              1989.  Mr. Kuhns was a founder of Catalyst
                              Energy Corporation ("Catalyst"), an independent
                              power and steam producer.  He served as the
                              President, Chief Executive Officer and a
                              director of Catalyst until 1988.  Mr. Kuhns is
                              also Co-Chairman of East Rock Partners, Inc.
                              ("East Rock"), an investment and management
                              company, and in connection therewith has been a
                              director or officer of several privately-held
                              companies.  From October 1986 through June
                              1988, Mr. Kuhns was also Chairman of Kuhns
                              Brothers & Laidlaw, Inc., a New York Stock
                              Exchange member firm.  Mr. Kuhns had previously
                              been employed at Salomon Brothers, Inc., where
                              he specialized in energy project financing.
                              Mr. Kuhns is also a director of Photocomm, Inc.
                              ("Photocomm"), which is engaged in the
                              development, manufacture and marketing of
                              photovoltaic or solar electric power systems
                              and related products.  Mr. Kuhns received a
                              bachelor's degree from Georgetown University, a
                              Master of Fine Arts from the University of
                              Chicago and an M.B.A. from Harvard University.

 Robert W. MacDonald          DIRECTOR AND VICE CHAIRMAN OF THE BOARD.  Mr.        48              1990
                              MacDonald was a founder of Catalyst, and served
                              as a director, Executive Vice President and
                              Chief Operating Officer of Catalyst until 1988.
                              He is currently a Managing Director of William
                              E. Simon & Sons, a merchant banking firm
                              located in Los Angeles, California.  He is also
                              currently Chairman of WestFed Holdings, Inc., a
                              holding company for Western Federal Savings and
                              Loan Association located in Marina Del Ray,
                              California, which made a general assignment for
                              the benefit of creditors in September 1993.
                              Mr. MacDonald is also a

                                            PRINCIPAL OCCUPATION
                                           FOR THE PAST FIVE YEARS                         FIRST YEAR BECAME A
 NAME                                 AND CURRENT PUBLIC DIRECTORSHIPS            AGE            DIRECTOR
 ----                                 --------------------------------            ---            --------
                              director of Southern California Savings and Loan
                              Association located in Beverly Hills, California,
                              a director of Laboratories located in El Segundo,
                              California and a director of Photocomm. Mr.
                              MacDonald was the Co-Chairman of East Rock from
                              January 1988 until September 1992. Mr. MacDonald
                              had previously been employed as a Vice President
                              of Salomon Brothers, Inc. where he was involved in
                              tax-exempt mortgage financing. Mr. MacDonald
                              received a bachelor's degree from Fairfield
                              University.

 Gerald R. Cummins            DIRECTOR.  Mr. Cummins has been a director           69              1990
                              since October 1990 and a private investor and
                              independent business consultant for more than
                              five years.  He is a political strategist who
                              has served as chairman of The New York State
                              Thruway Authority.  He was the campaign manager
                              for the Honorable Hugh L. Carey, the former
                              Governor of New York.  Mr. Cummins is also a
                              director of Photocomm.  Mr. Cummins received a
                              bachelor's degree from Manhattan College.

 Nazir Memon, M.D.            DIRECTOR.  Dr. Memon has been a practicing           50              1992
                              physician for more than the last five years.
                              He is a pulmonologist on the medical staff of
                              Shore Memorial Hospital in Somers Point, New
                              Jersey; Bettry Bacharach Rehabilitation
                              Hospital, Popmona, New Jersey; and Kessler
                              Memorial Hospital, Hammonton, New Jersey.  Dr.
                              Memon is also the President of the Atlantic
                              Pulmonary Critical Care Association.  Dr. Memon
                              is a graduate of Liaquat Medical College in
                              Pakistan and the Government Science College,
                              Pakistan.

 Herbert L. Oakes, Jr.        DIRECTOR.  Mr. Oakes has served as Managing          49              1993
                              Director of Oakes, Fitzwilliams & Co. Limited,
                              a member of the Securities and Future Authority
                              Limited and the London Stock Exchange, since
                              1988.  Mr. Oakes is also President of H.L.
                              Oakes & Co., Inc., a corporate advisor and
                              dealer in securities which he founded in 1982.
                              He also serves on the board of directors of
                              Shared Technologies, Inc. and Harcor Energy,
                              Inc.  Mr. Oakes received a B.A. in Economics
                              from the University of the South.

                                            PRINCIPAL OCCUPATION
                                           FOR THE PAST FIVE YEARS                         FIRST YEAR BECAME A
 NAME                                 AND CURRENT PUBLIC DIRECTORSHIPS            AGE            DIRECTOR
 ----                                 --------------------------------            ---            --------
 Lucien Ruby                  DIRECTOR.  Since 1985, Mr. Ruby has been the         52              1990
                              Managing General Partner of Quest Ventures, a
                              San Francisco-based venture capital firm.
                              Currently, Mr. Ruby serves on the board of
                              directors of various privately held
                              corporations including RESNA Industries, an
                              environmental services company, and Aqua Air
                              Environmental, Inc., a manufacturer of
                              pollution control systems.  Mr. Ruby received a
                              B.S.C.E. from Duke University and an M.B.A.
                              from Harvard University.

EXECUTIVE OFFICERS

         The following table contains the name, position and age of the executive officer of the Company who is not director.

                                                  PRINCIPAL OCCUPATION FOR THE PAST
 NAME                                        FIVE YEARS AND CURRENT PUBLIC DIRECTORSHIPS                 AGE
 ----                                        -------------------------------------------                 ---

 George P. Petrenko                                Interim Chief Executive Officer.                      44
                                 Since 1994, Mr. Petrenko has been an Associate with Glass &
                                 Associates, Inc. Management Consultants, providing specialized advisory and support services for under-performing and
                                 transitional companies.  Prior to 1994, Mr. Petrenko was Sole
                                 Owner and Managing Director of the Corporate Renaissance Group, a
                                 turnaround consulting and mergers and acquisitions advisory firm.
                                 Mr. Petrenko received a Bachelor of Arts degree in History from
                                 Case Western Reserve University and a Juris Doctor from Cleveland
                                 State University, and is an Attorney at Law and Certified Public
                                 Accountant.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to (i) the former chief executive officer ("CEO") of the Company (Mr. John D. Kuhns, the Chairman of the Board of the Company) and (ii) the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1995 and who were employed by the Company during the fiscal year ended December 31, 1995 (together with the CEO, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                                   Long Term
                                                        Annual Compensation                       Compensation
                                       ----------------------------------------------------       ------------
               Name and                                                       Other Annual    Securities Underlying     All other
          Principal Position           Year        Salary           Bonus      Compensation       Options (#)(1)      Compensation
          ------------------           ----        ------           -----      ------------       --------------      ------------
      John D. Kuhns
       Chairman of the Board(3)        1995     $476,000(2)          $0             $0               1,000,000          $      0
                                       1994      480,000(2)           0             0                        0                 0
                                       1993      480,000(2)           0             0                        0                 0

      Anthony J. Baratta, Jr.
       Executive Vice President
       and Chief Financial Officer(7)  1995       116,440             0             0                        0           110,000(6)


      Dwight C. Kuhns
       Former President(4)             1995       172,809             0             0                  125,000                 0
                                       1994       175,000             0             0                        0                 0
                                       1993       112,500             0             0                        0            37,500(5)
      Michael H. Best
       Former Executive                1995       172,809             0             0                  125,000                 0
         Vice President(8)             1994       175,000             0             0                        0                 0
                                       1993       150,000             0             0                        0                 0

(1) The options listed expired unexercised upon the named individual's termination of employment with the Company.

(2) All of Mr. John Kuhns' compensation from the Company was paid in the form of management fees to a company controlled by Mr. John Kuhns. This arrangement was established prior to the Company's first underwritten public offering. Effective August 1, 1995, the Company terminated the related management agreements and entered into an employment agreement with Mr. Kuhns. See "John D. Kuhns Employment Agreement."

(3) Mr. John Kuhns resigned as Chief Executive Officer of the Company on April 11, 1996.

(4) Mr. Dwight Kuhns resigned as President of the Company effective on December 31, 1995.

(5) Represents consulting fees paid to Mr. Dwight Kuhns prior to this employment by the Company which commenced in January 1993.

(6)      Consists of a relocation expense.

(7) Mr. Baratta was appointed Executive Vice President and Chief Financial Officer as of May 31, 1995. Mr. Baratta's ceased to be employed by the Company on March 29, 1996.

(8)      Mr. Best resigned his position with the Company in December 1995.

         Option Grants Table. The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 1995.

                                        Option Grants in Last Fiscal Year
                                        ---------------------------------

                                            Individual Grants                             Potential
                           ---------------------------------------------------------  Realizable Value at
                            Number of       % of Total                                   Assumed Annual
                           Securities        Options                                     Rates of Stock
                           Underlying       Granted to                                 Price Appreciation
                             Options        Employees        Exercise     Expiration    for Option Term
         Name              Granted (#)     Fiscal Year     Price ($/sh)      Date       5%($)     10%($)
         ----              -----------     -----------     ------------      ----       -----     ------
John D. Kuhns              1,000,000            69%           12.00         6/22/05
Dwight C. Kuhns              125,000(1)          9%             N/A             N/A
Anthony J Baratta, Jr              0            --              --              --        --          --
Michael H. Best(1)           125,000            --              N/A             N/A-      --          --

(1) The options listed expired unexercised upon the named individual's termination of employment with the Company.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1995.

                                                         Number of Securities          Value of Unexercised
                            Shares                      Underlying Unexercised         In-the Money Options
                           Acquired                   Options at 1995 FY-End (#)      at 1995 FY-End ($)(1)
                              On         Value      ----------------------------      ---------------------
   Name                   Exercise(#)  Realized($)  Exercisable    Unexercisable   Exercisable    Unexercisable
   ----                   -----------  -----------  -----------    -------------   -----------    -------------
John D. Kuhns                 --           --        308,519         981,481
Dwight C. Kuhns               --           --        318,900         125,000
Anthony J. Baratta, Jr.       --           --
Michael H. Best               --           --        250,000

(1) On December 29, 1995, the last reported sales price of the Company's Common Stock as reported on the NASDAQ Small Cap was $6.75





         Long-Term Incentive and Pension Plans.

         In April 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan") which was approved by the Company's stockholders in May 1993. The 1993 Plan replaced the Company's previous stock option plan, the 1989 Stock Incentive Plan (the "1989 Plan"), except as to options outstanding under the 1989 Plan. Under the 1993 Plan, the Company may reward to employees, directors and consultants of the Company and its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock grants, performance awards and any combination of any or all of such awards. The Board of Directors has delegated its powers under the 1993 Plan to the Company's Compensation Committee. Awards may not be granted under the 1993 Plan after December 31, 2003. An aggregate of 500,000 shares of Common Stock may be issued under the 1993 Plan, except that any shares as to which awards granted under the 1989 Plan may lapse, expire or be canceled be available for issuance under the 1993 Plan. If any awards expire or terminate for any reason, the shares subject to such awards are again available for future awards under the 1993 Plan. Awards are not transferable except by will or the laws of descent and distribution. Whether an award may be exercised after termination of employment is determined by such Committee, subject to certain limitations.

Employment Agreements.

         Mr. John D. Kuhns was employed as Chief Executive Officer of the Company and Chairman of the Board prior to April 11, 1996 and since then has served only as Chairman of the Board.

         Mr. Kuhns is compensated for his services as Chairman pursuant to an employment agreement dated as of August 1, 1995 which has been amended on two occasions. The initial Employment Agreement hired Mr. Kuhns to serve as Chief Executive Officer for a five year term continuing through July 31, 2000, subject to renewal unless terminated by either party. The Employment Agreement provided Mr. Kuhns customary benefits and expense reimbursements and contained customary confidentiality and noncompetition covenants. The initial Employment Agreement further provided that as a "severance benefit" Mr. Kuhns might receive, upon certain conditions, three years base salary and that, upon termination, Mr. Kuhns had an option to purchase, and the Company had an option to sell to him, the building and improvements that comprise its executive offices in Lime Rock, Connecticut (the "Farmhouse Property") at a purchase price equal to the Company's then depreciated cost basis. Effective March 1, 1996, Mr. Kuhns entered into Amendment No. 1 to the Employment Agreement ("Amendment No. 1") which provided that until such time as the Company paid in full its 8% Convertible Subordinated Notes, his base salary would be at the annual rate of $220,000 and that the Company would use its best efforts to sell shares of common stock to provide additional compensation, not to exceed $12,000 per month. Amendment No. 1 further provided that Mr. Kuhns would receive a bonus based upon a percentage of value received from the Company from the sale of a certain of its assets, provided that his annual compensation from all sources shall not exceed $480,000. In this amendment Mr. Kuhns also agreed to accept in lieu of any severance benefit or other unpaid compensation due upon termination, the Farmhouse Property. The amendment further provided that the Company shall set aside 16,250 shares of common stock per month for Mr. Kuhns, for twelve months, commencing March 1, 1996, for delivery on January 31, 1997, or, for shares accruing after that date, on January 31, 1998. Effective March 1, 1996 Mr. Kuhns entered into Amendment No. 2 to his Employment Agreement with the Company ("Amendment No. 2"), which superseded and replaced Amendment No. 1. Pursuant to Amendment No. 2, Mr. Kuhns resigned as Chief Executive Officer and agreed to serve as Chairman of the Company through January 31, 1997. Mr. Kuhns' base compensation under Amendment No. 2 is at the rate of $18,000 per month with additional compensation at $12,000 per month and a bonus derived from the sale of certain assets. The other compensation and severance benefits remain substantially the same as in Amendment No. 1.

Compensation Committee Interlock and Insider Participation.

         During fiscal 1995, John D. Kuhns, Chairman of the Board of the Company, and Dwight C. Kuhns, former President of the Company, served on the board of directors of Photocomm, whose President, Chief Executive Officer and director, Robert R. Kauffman, was a director of the Company until November 8, 1995.

Board of Directors Report on Executive Compensation.

         This report, prepared by the Company's Board of Directors, addresses the Company's compensation policies with respect to its executive officers for the fiscal year ended December 31, 1995.

         Salary. The Compensation Committee is responsible for determining the salaries of all executive officers of the Company. Salaries paid to executive officers reflect their responsibilities, diligence and determination in working toward the achievement of established corporate objectives. Management compensation guidelines were established by the Compensation Committee in consultation with independent advisors with experience in the field.

         Stock Incentives. The Compensation Committee has full power, discretion and authority in administering the Company's 1993 Stock Incentive Plan. The Committee believes that stock ownership by employees, including officers, of the Company, is important as a means of rewarding outstanding performance and promoting the achievement of long-term corporate goals by giving those persons a greater proprietary interest in the Company. 1,457,665 options were granted to officers or employees of the Company in 1995.

Comparative Stock Performance Graph

         The graph shown below sets forth the cumulative stockholder return of the Company's Common Stock from October 23, 1992, through the last trading day of 1995. Although the Company's Common Stock was first registered under Section 12 of the Securities Exchange Act of 1934, as amended, on January 25, 1990, there was no established public trading market for the Common Stock prior to October 23, 1992. This graph assumes an investment of $100 on October 23, 1992, in (i) the Company's Common Stock, (ii) the Center for Research in Security Prices ("CRSP") Total Return Index for the NASDAQ Stock Market (U.S.) and (iii) a composite peer group composed of the following companies in the independent power business: AES Corporation, Destec Energy, Inc., Magma Power Company (acquired by California Energy Company March 20, 1995), O'Brien Environmental Energy Inc., OESI Power Corporation, Ogden Projects, Inc. (acquired by Ogden Corp. January 16, 1995), and Thermo Power Corporation (collectively, the "Peer Group"). The graph assumes dividends, if any, were reinvested. The comparisons in this graph are required by the Securities and Exchange Commission and therefore are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                TOTAL SHAREHOLDER RETURNS - DIVIDENDS REINVESTED


                               [Graphic Deleted]


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at June 13, 1996, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and
(iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

  NAME AND ADDRESS                                                            PERCENTAGE OF
OF BENEFICIAL OWNER(1)                       SHARES BENEFICIALLY OWNED          CLASS(2)
- ----------------------                       -------------------------          --------
  Foreign & Colonial Management Limited(3)            1,989,000                   16.7%
  Exchange House
  Primrose Street
  London EC2A 2NY, England

  Sundial International Fund Limited (4)              1,969,925                    15.4
  c/o Euro Canadian Trust Company Limited
  P.O. Box 393750, Shirley Street
  Nassau, Bahamas

  Gartmore Investment Limited(5)                      1,347,960                    11.6
  Gartmore House
  P.O. Box 65, 16-18 Monument Street
  London EC5R 8QQ, England

  Westinghouse Electric Corporation(6)                  790,794                     6.8
  11 Stanwix Street
  Pittsburgh, Pennsylvania 15222

  China Chang Jiang Energy  Corp.                       715,000                     6.2
  No 124 Guangshang YI Road
  Hong Shang, District
  Whuban Hubei Province
  China

  Herbert L. Oakes, Jr.(7)                            1,642,013                    11.0

  John D. Kuhns(8)                                      942,408                     7.9

  Robert W. MacDonald(9)                                302,997                     2.5

  Gerald R. Cummins(10)                                   9,984                       *

  Nazir Memon, M.D.(11)                                  13,364                       *

  Lucien Ruby(12)                                       323,416                     2.8

  Dwight C. Kuhns(13)                                         0                       *

  George P. Petrenko(14)                                      0                       *

  Anthony J. Baratta, Jr.(15)                                 0                       *

  Michael H. Best(16)                                         0                       *

  All Directors and Executive Officers as a Group     3,250,807                   22.2%
           (10 persons)(17)

*        less than one percent.

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)      Based upon 11,606,835 shares of Common Stock outstanding on June 13,
         1996.

(3) Based upon a Statement on Schedule 13D Amendment No. 1 filed with the Securities and Exchange Commission ("SEC") on February 6, 1996 by Foreign & Colonial Management Limited ("F&C"). Includes 272,000 shares issuable upon exercise of currently exercisable warrants.

(4) Based upon a Statement on Schedule 13D Amendment No. 1 filed with the SEC on February 21, 1995 by Sundial International Fund Limited ("Sundial"). Includes 989,918 shares issuable upon exercise of currently exercisable warrants and 583,000 shares plus 200,000 warrants issuable upon the exchange of a promissory note issued by a subsidiary of the Company. Does not give effect to the Restructuring Agreement discussed under Item 13 "Certain Relationships and Related Transactions."

(5) Based upon a Statement on Schedule 13D Amendment No. 1 filed with the SEC by Gartmore Investment Limited ("GIL") on November 14, 1994.

(6) Based upon a Statement on Schedule 13D Amendment No. 1 filed with the SEC on September 14, 1994 by Westinghouse Electric Corp.
         ("Westinghouse").

(7) Consists of: (i) 7,197 shares issuable upon exercise of currently exercisable options; (ii) 17,500 shares held in and 41,847 shares issuable upon exercise of currently exercisable options held in Oakes, Fitzwilliams & Co. Executive Death Benefit & Retirement Scheme No.2
         (HLO) Mr. Oakes' personal pension fund ("OFHLO"); (iii) 20,000 shares owned by and 183,316 shares issuable upon exercise of currently exercisable options held by H.L. Oakes & Co., Inc. ("HLO"); (iv) 14,000 shares owned by and 2,000 shares issuable upon exercise of currently exercisable options held by Oakes, Fitzwilliams & Co. Limited ("OFL");
         (v) 17,500 shares owned by and 1,046,953 shares issuable upon exercise of currently exercisable options held by Oakes, Fitzwilliams & Co. S.A. ("OFLSA"); and (vi) 7,100 shares owned by and 44,600 shares issuable upon exercise of currently exercisable options held by Purbrook Corporation ("Purbrook"). Mr. Oakes is the Managing Director of, and owns a controlling interest in, OFL and OFLSA. He is also President of HLO, a company owned 100% by his wife. Purbrook is owned by HLO. Also includes 240,000 shares of Common Stock issued to Oakes, Fitzwilliams & Co. pursuant to that Financial Advisory Services Letter Agreement dated June 11, 1996. Mr. Oakes disclaims any beneficial ownership in the shares described in (ii) through (vi).

(8) Includes 284,400 shares issuable upon exercise of currently exercisable options. Also includes 178,845 shares owned by third parties for which he holds voting power pursuant to irrevocable proxies and certain rights of first refusal, purchase options and come-along-rights of which shares Mr. John Kuhns disclaims beneficial ownership. Does not include 65,000 shares to be issued to Mr. Kuhns on January 31, 1997, pursuant to Mr. Kuhns employment agreement.


(9) Consists of shares issuable upon exercise of currently exercisable options. Does not include an option to purchase 61,611 shares of Common Stock granted by Mr. John Kuhns to Mr. MacDonald pursuant to an agreement between the two parties which shares are included in the shares beneficially owned by Mr. John Kuhns.

(10) Includes 9,864 shares issuable upon exercise of currently exercisable options.

(11) Consists of shares issuable upon exercise of currently exercisable options and warrants.

(12) Includes 3,844 shares issuable upon exercise of currently exercisable options. Also includes 189,220 shares of Common Stock owned by Quest Ventures II and 129,332 shares of Common Stock owned by Quest Ventures International, two investment partnerships of which Mr. Ruby is a general partner, all of shares which Mr. Ruby disclaims beneficial ownership.

(13)     Mr. Dwight Kuhns resigned his position with the Company in December
         1995.

(14)     Mr. Petrenko was appointed interim Chief Executive Officer on April 11,
         1996.

(15)     Mr. Baratta ceased to be employed by the Company on March 29, 1996.

(16)     Mr. Best resigned his position with the Company in December 1995.

(17) Includes a total of 2,041,507 shares issuable upon the exercise of currently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following sets forth the transactions involving the Company and its subsidiaries and its executive officers and/or directors from January 1, 1995. Specific descriptions of these transactions are provided below.

         In 1989, two subsidiaries of the Company, Arcadian Power Corporation ("Arcadian") and Wolverine Power Corporation ("Wolverine"), entered into management agreements (collectively, the "Management Agreements") with East Rock, an investment and management company which was providing management services to a number of companies involved in financial restructurings. East Rock is controlled by John D. Kuhns and Robert W. MacDonald, both of whom are directors of the Company. Pursuant to the terms of the Management Agreements, John D. Kuhns has agreed to fulfill the duties and responsibilities of the offices of the Chairman of the Board and Chief Executive Officer of those subsidiaries. Each of these subsidiaries paid East Rock fees of $20,000 per month for management and administrative services. Under the terms of the Management Agreements, East Rock is responsible for providing these subsidiaries with management advice and strategic planning, negotiating and structuring the refinancing of existing debts and leases, negotiating and settling lawsuits, negotiating and structuring fixed asset sales, and other specific projects. In each of the last three fiscal years, these subsidiaries paid East Rock annual management fees of $480,000, which were primarily for the purpose of compensating Mr. John D. Kuhns for his services to the subsidiaries on behalf of East Rock. The management fees also cover the other salaries and business expenses of East Rock. Mr. Kuhns' services on behalf of East Rock under the Management Agreements are in addition to his responsibilities as the Chairman of the Board of the Company and its other subsidiaries. The Company terminated the Management Agreements and established a direct compensation arrangement with Mr. Kuhns as of August 1, 1995.

         In 1993, the Company contracted with White Hollow Construction, a company wholly-owned by John D. Kuhns, to act as the construction manager for leasehold improvements at cost (to effect a savings) to the Company's new corporate headquarters at 558 Lime Rock Road, Lime Rock, Connecticut. Through 1994, $875,170 of construction payments were made under this agreement and were applied to construction costs and the costs of the on-site supervision. None of the funds were paid to Mr. Kuhns. The 1995 construction payments made under this agreement were $467,371. The office is located on land owned by a corporation controlled by Mr. Kuhns.

         In March 1994, Sundial International Fund Limited ("Sundial"), a beneficial owner of more than five percent of the Company's Common Stock, purchased 135,000 units of the Company at $11.50 per unit in connection with the sale of 1,500,000 units in an offering to offshore investors. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an initial exercise price of $15.00 per share. In August 1994, Sundial purchased an additional 108,000 units of the Company at $11.00 per unit in connection with the sale of 1,150,000 units in an offering to offshore investors.

         In December 1995, The New World Power Company Ltd. sold 0% Senior Secured Note due March 31, 1996 in the original amount of $550,000 to Sundial International Fund LTD., a significant stockholder in the Company. The proceeds of the Note were used as working capital. Subsequent to December 31, 1995, the due date of the Note was extended to December 31, 1996.

         On December 1, 1995, the Company transferred and endorsed to Sundial International Fund Ltd. a First Mortgage Note in the principal amount of $3,615,370 along with the Mortgage and Security Agreements in exchange for its Class B Preferred Stock. The Note is payable together with interest at the LIBOR+2% points in full on December 31, 1997. Principal and interest are due in seven quarterly installments of principal (each equal to five percent of the principal balance). The Note was restructured subsequent to December 31, 1995 and is now due in four payments due December 1, 1996, March 1, 1997, June 1, 1997 and July 31, 1997.

         In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse Electric Corporation ("Westinghouse"), a beneficial owner of more than five percent of the Company's Common Stock, jointly to develop, market, construct and own renewable power projects, such as utility-scale wind farms, off-grid generating systems and wireless photovoltaic systems. Under the agreement, the Company and Westinghouse will have the option to participate with the Company in renewable power projects. In consideration of Westinghouse's obligations under the agreement, the Company agreed to issue to Westinghouse up to 459,770 shares of the Company's Common Stock, in installments, over a four-year period (of which shares were to be but have not been issued) and an Incentive Warrant which will enable Westinghouse to purchase up to 819,778 shares of the Company's Common Stock, based upon certain operating revenue targets for the Company. The Company and Westinghouse are currently discussing the mutual cessation of the business relationship.

         In October 1994, the Company and Robert R. Kauffman, then a director of the Company, entered into a short-term voting agreement pursuant to which Mr. Kauffman agreed to vote certain shares of Photocomm preferred stock owned by him in the same manner as the Company votes its shares of Photocomm common stock. The voting rights of Photocomm preferred stock subject to the agreement were equivalent to the voting rights of 503,052 shares of Photocomm common stock and represented approximately 3.8% of the total voting power of Photocomm's capital stock. The voting agreement terminated by its terms in 1995.

         In February 1995, the Company issued a warrant to purchase 150,000 units of the Company to Oakes, Fitzwilliams & Co. S.A. ("OFLSA"), a company controlled by Herbert L. Oakes, Jr., in its capacity as the placement agent in connection with the placement of 1,500,000 units in an offering to offshore investors. Each unit consists of one share of Common Stock and two warrants, each to purchase one share of Common Stock at an initial exercise price of $7.50 per share. The warrant entitles OFLSA to purchase the units at $7.20 per unit and expires on January 14, 2000. The Company also paid to OFLSA a fee of $720,000 in connection with the offering which was subsequently used by OFLSA to purchase an additional 120,000 units from the Company.

         In connection with this offering, certain entities affiliated with F&C purchased an aggregate of 325,000 units at $6.00 per unit plus the surrender of a prior warrant to purchase one share of Common Stock at an initial exercise price of $15.00 per share. In addition, certain entities affiliated with GIL purchased an aggregate of 255,000 units of $6.00 per unit plus the surrender of a prior warrant to purchase one share of Common Stock at an initial exercise price of $15.00 per share.

         The directors of the Company entered into an agreement to vote the shares issued to them by the Company for services rendered to the Company, including shares purchased under options granted under the 1993 Stock Incentive Plan. The agreement provides that the shares will be voted in the manner that John D. Kuhns directs and have granted Mr. Kuhns an irrevocable proxy in connection with such voting agreement. In addition, the agreement grants to the Company a right of first refusal and a purchase option prior to any transfer of such shares and upon termination of employment or service on the Board.

         As previously discussed under Liquidity and Capital Resources, the Company entered into an agreement (the "Fleming Agreement") to issue $15,750,000 of its 8% Convertible Subordinated Notes due July 31, 2000 and warrants to purchase up to 787,500 shares of its common stock pursuant to the terms of the Note and Warrant Purchase Agreement. In connection therewith, the Company granted a security interest in all the shares of common stock (both owned beneficially or of record) of New World China Company Limited and Photocomm. The Company also granted certain demand and registration rights. Approximately $2,622,000 of the 8% Convertible Subordinated Notes were issued to OFLSA.

         On December 28, 1995, the Company repaid its obligations to Sundial International under its 0% Exchangeable Senior Secured Guaranteed Notes due December 28, 1995 in the original principal amount of $2.2 million. Upon repayment of this note, Sundial International released from escrow 2.9 million shares of pledged Photocomm common stock which shares were then pledged and delivered to Robert Fleming & Co., Ltd. as agent for the Fleming Purchasers.

        On May 31, 1996, the Company entered into a Forbearance, Warrant Exchange, Note Conversion and Amendatory Agreement (the "Sundial Amendment Agreement"), dated as of March 1, 1996, among the Sundial International Fund Limited ("Sundial"), the Company, The New World Power Company Limited ("NWP Ltd."), and Wolverine Power Corporation ("Wolverine") regarding the Company's 0% Senior Secured Note in the amount of $550,000, dated December 20, 1995 and due March 31, 1996 issued by NWP Ltd. to Sundial (the "Senior Secured Note") and the Wolverine Power Corporation First Mortgage Note in the outstanding principal amount as of March 1, 1996 of $3,434,692, dated December 31, 1992, issued by Wolverine to the Company and assigned by the Company to Sundial (the "Wolverine Note" and together with the Senior Secured Note, the "Notes"). Pursuant to the terms of the Sundial Amendment Agreement, the maturity of the Senior Secured Note was extended to December 1, 1996 and the maturities of certain installments of the Wolverine Note were extended. Also pursuant to the Sundial Amendment Agreement certain warrants of which Sundial is the owner or the agent for the owners have been re-priced from exercise prices ranging from $7.50 to $15.00 per share to an exercise of $1.75 per share. Also pursuant to the Sundial Amendment Agreement, Sundial has been given an option to exchange the Notes for certain Exchange Notes to be issued by the Company. The company is required also to effect certain asset sales and offer to redeem the Notes with the proceeds from such sales. Sundial also received additional security from the Company and the right to nominate one member of the Board of Directors in connection with the Sundial Amendment Agreement.

        The Company also entered into Amendment No. 3 to Note and Warrant Purchase Agreement, and Modification of Letter Agreement, dated as of March 1, 1996 by and between NWP Corp. and each of the Purchasers thereto whereby the Company and the Purchasers agreed to modify certain of the terms of the Note and Warrant Purchase Agreement, dated as August 15, 1995, amended by Amendment No. 1 to Note and Warrant Purchase Agreement dated as of October 13, 1995 by and between the Company and the Purchasers and by Amendment No. 2 to Note and Warrant Purchase Agreement ("Amendment No. 2") dated as February 29, 1996 by and between the Company and the Purchasers.

        On June 11, 1996, the Company and Oakes, Fitzwilliams & Co. S.A. ("OFLSA") executed a financial advisory services letter agreement ("Financial Advisory Services Agreement") pursuant to which the Company agreed that for (1) services rendered during 1995 and 1996 relating to the restructuring of the Company's management and capitalization ("Restructuring Services") and (2) services to be rendered in connection with the anticipated negotiations with Cedar Group, Inc. ("Cedar") or other entity ("Financial Advisory Services") that: (a) OFLSA is be issued 240,000 shares of the Company's Common Stock (in lieu of $125,000 in cash), (b) OFLSA would be paid its expenses already incurred, some of which have been submitted to the Company but not paid, in the approximate amount of $85,000 and (c) the warrants to purchase shares of Common Stock of the Company received in the past of OFLSA as compensation would be exchanged for New Warrants, and (d) at the closing of a transaction with Cedar, the Company will pay to OFLSA a cash fee in an amount equal to 2.5% of the value of the total consideration of the Transaction and reimburse OFLSA its reasonable out-of-pocket expenses not incurred in the normal course of business.

         Effective as of February 29, 1996, the Company entered into Amendment No. Two (the "Amendment") to the Fleming Agreement. Pursuant to the terms of the Amendment, the maturity of the 8% Notes was accelerated to July 31, 1997, with interest payments permitted in pay-in-kind securities prior to the interest payment due January 31, 1997. Also pursuant to the Amendment the warrants originally issued under the Fleming Agreement were repriced from an exercise price of $7.50 per share to an exercise of $1.75 per share. Also pursuant to the Amendment, the Company is required to effect certain asset sales and offer to redeem the 8% Notes with the proceeds from such sales. The Noteholders also received additional security from the Company in connection with the Amendment in exchange for allowing the Company to access the $3.3 million held in escrow, subject to certain restrictions.

         George P. Petrenko is an employee of Glass & Associates, Inc. ("Glass"). The Company has entered into a Consulting Agreement with Glass dated February 7, 1996, pursuant to which Glass provides management consultation services at an hourly rate for George Petrenko and one or more additional Glass employees. The Consulting Agreement was amended effective April 15, 1996 to provided for the services of Mr. Petrenko and another Glass employee at the rate of $10,000 a week, plus out-of-pocket expenses. Under the revised agreement, Glass may receive a bonus based upon the percentage of the net proceeds that the Company receives from the sale of certain assets. The Company has paid Glass the sum of $244,399 through June 15, 1996.

         Effective January 1, 1996, the Company entered into a Consulting Agreement with Condor Management Associates, Inc. ("Condor"), a corporation owned by Dwight Kuhns, the brother of John D. Kuhns. The Consulting Agreement provides for monthly compensation to Condor to supervise the shutdown and sale of the Company's wind farms in California and Hawaii. The Consulting Agreement further provides for commissions upon the sale of certain assets and upon the favorable conclusion of negotiations with creditors of the Company's California and Hawaii operations. Certain of these commissions may be paid in shares of the Company's stock. The Consulting Agreement is terminable on thirty days notice. The Company has paid Condor $81,000 through June 15, 1996.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the Securities and Exchange Commission regulations to furnish he Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the company believes that, during the fiscal year ended December 31, 1995, all filing requirements applicable to its executive officers, directors and owners or more than ten percent of the Company's stock were complied with.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (2) Financial Statements and Schedules

         The Report of Independent Accountants and consolidated financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.

         (a)(3) Exhibits

Exhibit
Number                                 Description
- ------                                 -----------

2.1 Agreement and Plan of Merger by and among Arcadian Power Corporation, an Utah corporation, The New World Power Corporation and Arcadian Power Corporation, a Delaware corporation, dated as of January 13, 1994. (Incorporated herein by reference to Exhibit 2.01 to the Company's Form 10-K for the year ended September 30, 1993 (the "1993 10- K")).

2.2 Purchase Agreement, dated as of July 29, 1994, by and between The New World Power Corporation and Westinghouse Electric Corporation (Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated August 30, 1994 (the "August 30, 1994 8-K")).

2.3 Exchange Agreement and Consent, dated as of July 29, 1994, by and between The New World Power Corporation and Photocomm, Inc. (Incorporated herein by reference to Exhibit 2.2 to the August 30, 1994 8-K).

2.4 Stock Purchase Agreement, dated as of June 27, 1994, by and among The New World Power Corporation and Solartec S.A., Jose Emilo Salgado, Nilda Raquel Filoso de Salgado, Fernando J. Salgado and Juan Esteban Zellner (Incorporated herein by reference to Exhibit 2.1 to the August 30, 1994 8-K).

2.5 Amendment to Stock Purchase Agreement, dated as of July 1, 1994 (Incorporated herein by reference to Exhibit 2.2 to the dated August 30, 1994 8-K).

2.6 Share Purchase Agreement, dated as of June 9, 1994, by and among Nordtank af 1987 A/S, The New World Power Company Limited and The New World Power Corporation. (Incorporated herein by reference to Exhibit 2.04(a) to the Company's Form 10-K for the year ended December 31, 1994 (the "1994 10-K")).



2.7 Deed of Variation, dated as of November 3, 1994, by and among Nordtank af 1987 A/S, The New World Power Company Limited and The New World Power Corporation. (Incorporated herein by reference to Exhibit 2.04(b) to the 1994 10- K).

3.1 Third Amended and Restated Certificate of Incorporation of The New World Power Corporation. (Incorporated herein by reference to Exhibit
         3.01 to the Company's Form 10-Q for the quarter ended June 30, 1995 (the "June 30, 1995 10-Q")).

3.2 Amended and Restated By-laws of The New World Power Corporation. (Incorporated by reference herein to the 1994 10-K.)

4.1 Specimen certificate for Common Stock of the Company. (Incorporated herein by reference to Exhibit No. 4.01 to the Company's Form S-1, Registration Statement No. 33-49576 ("Form S-1")).

4.2 Preferred Stock and Warrant Purchase Agreement by and among The New World Power Corporation, Wolverine Power Corporation and Sundial International Fund Limited dated as of December 31, 1992. (Incorporated herein by reference to Exhibit 4.01 to the Company's Form 10-Q for the quarter ended March 31, 1993 (the "March 31, 1993 10-Q")).

4.3 Form of Wolverine Power Corporation Fourteen Year Variable Rate Subordinated Debenture Due 2000 and Schedule of Debenture Holders. (Incorporated herein by reference to Exhibit No. 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1989 (the "June 30, 1989 10-Q").

4.4 Facility Agreement by and between The New World Power Company (Dyffryn Brodyn) Limited and Hambros Bank Limited, et. al., dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(a) to the 1994 10-K).

4.5 Debenture granted by The New World Power Company (Dyffryn Brodyn) Limited to Hambros Bank Limited, dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(b) to the 1994 10-K).

4.6 Security Coordination Agreement by and among The New World Power Company (Dyffryn Brodyn) Limited, The New World Power Company (Caton
         Moor) Limited, The New World Power Company (Four Burrows) Limited, The New World Power Company Limited and Hambros Bank Limited, et. al., dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(c) to the 1994 10-K).

4.7 Mortgage of Shares by and between The New World Power Company Limited and Hambros Bank Limited, dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(d) to the 1994 10-K).

4.8 Inter-Creditor Deed by and among The New World Power Company (Dyffryn Brodyn) Limited, The New World Power Corporation, The New World Power Company Limited and Hambros Bank Limited, et. al., dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(d) to the 1994 10-K).

4.9 Cross Guarantee and Debenture by and among The New World Power Company (Dyffryn Brodyn) Limited, The New World Power Company (Caton Moor) Limited, The New World Power Company (Four Burrows) Limited and Hambros Bank

         Limited, dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(f) to the 1994 10-K).

4.10 Shortfall Undertaking by and between The New World Power Corporation and The New World Power Company (Dyffryn Brodyn) Limited, dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(g) to the 1994 10-K).

4.11 Acknowledgment of Notice of Assignment re: Shortfall Undertaking by The New World Power Corporation, dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(h) to the 1994 10-K).

4.12 Additional Funding Agreement by and between The New World Power Corporation and The New World Power Company (Dyffryn Brodyn) Limited, dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(i) to the 1994 10-K).

4.13 Acknowledgment of Notice of Assignment re: Additional Funding Agreement by The New World Power Corporation, dated October 14, 1994. (Incorporated herein by reference to Exhibit 4.04(j) to the 1994 10-K).

4.14     Facility Agreement by and between The New World Power Company (Caton
         Moor) Limited and Hambros Bank Limited, et. al., dated November 11, 1994. (Incorporated herein by reference to Exhibit 4.05(a) to the 1994 10-K).

4.15 Debenture granted by The New World Power Company (Caton Moor) Limited to Hambros Bank Limited, dated November 11, 1994. (Incorporated herein by reference to Exhibit 4.05(b) to the 1994 10-K).

4.16 Mortgage of Shares by and between The New World Power Company Limited and Hambros Bank Limited, dated November 11, 1994. (Incorporated herein by reference to Exhibit 4.05(c) to the 1994 10-K).

4.17     Inter-Creditor Deed by and among The New World Power Company (Caton
         Moor) Limited, The New World Power Corporation, The New World Power Company Limited and Hambros Bank Limited, et. al., dated November 11, 1994. (Incorporated herein by reference to Exhibit 4.05(d) to the 1994 10-K).

4.18 Cross Guarantee and Debenture by and among The New World Power Company (Caton Moor) Limited, The New World Power Company (Dyffryn Brodyn) Limited, The New World Power Company (Four Burrows) Limited and Hambros Bank Limited, dated November 11, 1994. (Incorporated herein by reference to Exhibit 4.05(e) to the 1994 10-K).

4.19 Additional Funding Agreement by and between The New World Power Corporation and The New World Power Company (Caton Moor) Limited, dated November 11, 1994. (Incorporated herein by reference to Exhibit 4.05(f) to the 1994 10-K).

4.20 Acknowledgment of Notice of Assignment re: Additional Funding Agreement by The New World Power Corporation, dated November 11, 1994. (Incorporated herein by reference to Exhibit 4.05(g) to the 1994 10-K).

4.21 Facility Agreement by and between The New World Power Company (Four Burrows) Limited and Hambros Bank Limited, et. al., dated March 21, 1995. (Incorporated herein by to Exhibit 4.06(a) reference to the 1994 10-K).

4.22 Debenture granted by The New World Power Company (Four Burrows) Limited and Hambros Bank Limited, dated March 17, 1995. (Incorporated herein by reference to Exhibit 4.06(b) to the 1994 10-K).

4.23 Side Letter, dated March 17, 1995, to Security Coordination Agreement by and among The New World Power Company (Dyffryn Brodyn) Limited, The New World Power Company (Caton Moor) Limited, The New World Power Company (Four Burrows) Limited, The New World Power Company Limited and Hambros Bank Limited, et. al., dated October 14,1994. (Incorporated herein by reference to Exhibit 4.06(c) to the 1994 10-K).

4.24 Mortgage of Shares by and between The New World Power Company Limited and Hambros Bank Limited, dated March 17, 1995. (Incorporated herein by reference to Exhibit 4.06(d) to the 1994 10-K).

4.25 Inter-Creditor Deed by and among The New World Power Company (Four Burrows) Limited, The New World Power Corporation, The New World Power Company Limited and Hambros Bank Limited, et. al., dated March 17, 1995. (Incorporated herein by reference to Exhibit 4.06(e) to the 1994 10-K).

4.26 Cross Guarantee and Debenture by and among The New World Power Company (Four Burrows) Limited, The New World Power Company (Dyffryn Brodyn) Limited, The New World Power Company (Caton Moor) Limited and Hambros Bank Limited, dated March 17, 1995. (Incorporated herein by reference to Exhibit 4.06(f) to the 1994 10-K).

4.27 Additional Funding Agreement by and between The New World Power Corporation and The New World Power Company (Four Burrows) Limited, dated March 17, 1995. (Incorporated herein by reference to Exhibit 4.06(g) to the 1994 10-K).

4.28 Acknowledgment of Notice of Assignment re: Additional Funding Agreement by The New World Power Corporation, dated March 17, 1995. (Incorporated herein by reference to Exhibit 4.06(h) to the 1994 10-K).

10.1 Management Agreement between Fayette Energy Corporation and East Rock Partners, Inc. dated December 1, 1989. (Incorporated herein by reference to Exhibit No. 10.05(b) to the Company's Form 10-K for the year ended September 30, 1991 (the "1991 10-K")).

10.2 Management Agreement between Wolverine Hydroelectric Corporation and East Rock Partners, Inc. dated December 1, 1989. (Incorporated herein by reference to Exhibit No. 10.05(d) to the 1991 Form 10-K).

10.3 The New World Power Corporation's 1989 Stock Incentive Plan. (Incorporated herein by reference to Exhibit No. 10.09 to the Company's Form 10-K for the year ended September 30, 1990 (the "1990 10-K")).

10.4 The New World Power Corporation's 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1993 (the "June 30, 1993 10-Q")).

10.5 Lease between White Hollow Farms, Inc. and The New World Power Corporation, dated as of December 1, 1992. (Incorporated herein by reference to Exhibit 10.33 to the 1993 10-K).

10.6 Stock Purchase Agreement among The New World Power Corporation, Photocomm, Inc., Westinghouse Electric Corporation, Programmed Land, Inc. and Robert R. Kauffman dated as of October 15, 1993. (Incorporated herein by reference Exhibit A to the Company's Form 8-K dated November 23, 1993 (the "November 12, 1993 8-K")).

10.7 Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co. Limited, dated November 8, 1993. (Incorporated herein by reference to Exhibit 10.35(a) to the 1993 10-K).

10.8 Warrant issued to Oakes, Fitzwilliams & Co. Limited. (Incorporated herein by reference to Exhibit 10.35(b) to the 1993 10-K).

10.9 Form of Purchase Agreement by and between The New World Power Corporation and Purchaser. (Incorporated herein by reference to Exhibit 10.35(c) to the 1993 10-K).

10.10 Form of Warrant issued to Purchaser. (Incorporated herein by reference to Exhibit 10.35(d)) to the 1993 10-K).

10.11 Schedule of Purchasers. (Incorporated herein by reference to Exhibit 10.35(e) to the 1993 10-K).

10.12 Form of Management Shareholders' Agreement by and among The New World Power Corporation; John D. Kuhns; Dwight C. Kuhns; Robert W. MacDonald; Lucien Ruby; Herbert L. Oakes, Jr.; Michael H. Best; Nazir Memon; Gerald R. Cummins and any other person who agrees to be bound by the terms of the Agreement, dated as of November 12, 1993. (Incorporated herein by reference to Exhibit 10.38 to the 1993 10-K).

10.13 Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co., Limited, dated February 28, 1994. (Incorporated herein by reference to Exhibit 10.01(a) to the Company's Form 10-Q for the quarter ended March 31, 1994 (the "March 31, 1994 10-Q")).

10.14 Warrant issued to Oakes, Fitzwilliams & Co., Limited. (Incorporated herein by reference to Exhibit 10.01(b) to the March 31, 1994 10-Q).

10.15 Form of Purchase Agreement by and between The New World Power Corporation and Purchaser. (Incorporated herein by reference to Exhibit 10.01(c) to the March 31, 1994 10-Q).

10.16 Form of Warrant issued to Purchaser. (Incorporated herein by reference to Exhibit 10.01(d) to the March 31, 1994 10-Q).

10.17 Schedule of Purchasers. (Incorporated herein by reference to Exhibit 10.01(e) to the March 31, 1994 10-Q).

10.18 Business Alliance Agreement between The New World Power Corporation and Westinghouse Electric Corporation dated as of June 15, 1994. (Incorporated herein by reference to Exhibit 10.01 to the Company's Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q")).

10.19 Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co. Limited, dated August 22, 1994. (Incorporated herein by reference to Exhibit 10.01(a) to the Company's Form 10-Q for the quarter ended September 30, 1994 (the "September 30, 1994 10-Q")).

10.20 Amendment to Placement Agent Agreement dated August 30, 1994. (Incorporated herein by reference to Exhibit 10.01(b) to the September 30, 1994 10-Q).

10.21 Warrant issued to Oakes, Fitzwilliams & Co., Limited. (Incorporated herein by reference to Exhibit 10.01(c) to the September 30, 1994 10-Q).

10.22 Form of Purchase Agreement by and between The New World Power Corporation and Purchaser. (Incorporated herein by reference to Exhibit 10.01(d) to the September 30, 1994 10-Q).

10.23 Form of Warrant issued to Purchaser. (Incorporated herein by reference to Exhibit 10.01(e) to the September 30, 1994 10-Q).

10.24 Schedule of Purchasers. (Incorporated herein by reference to Exhibit 10.01(f) to the September 30, 1994 10-Q).

10.25 Option Agreement by and between The New World Power Corporation and Robert R. Kauffman, dated as of October 7, 1994. (3)

10.26 0% Exchangeable Senior Secured Guaranteed Note due 29 December 1995 in the original principal amount of Two Million Two Hundred Thousand and No/100 U.S. Dollars issued by The New World Power Company Limited. (3)

10.27 Option Agreement by and among The New World Power Company Limited, Sundial International Fund Limited and Oakes, Fitzwilliams & Co., Limited, dated December 30, 1994. (3)

10.28 Guaranty Agreement by The New World Power Corporation in favor of Sundial International Fund Limited, dated December 30, 1994. (3)

10.29 Stock Pledge Agreement by and among The New World Power Corporation, Sundial International Fund Limited and Gilmartin, Poster & Shafto, dated December 30, 1994. (3)

10.30 Exchange Agreement by and between The New World Power Corporation and Sundial International Fund Limited, dated December 30, 1994. (3)

10.31    Warrant issued to Sundial International Fund Limited. (3)

10.32 Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co. S.A., dated February 10, 1995. (3)

10.33    Warrant issued to Oakes, Fitzwilliams & Co. S.A. (3)

10.34 Form of Purchase Agreement by and between The New World Power Corporation and Purchaser, dated February 10, 1995. (3)

10.35 Form of Amendment to Purchase Agreement by and between The New World Power Corporation and Purchaser, dated February 10, 1995. (3)

10.36    Form of Warrant issued to Purchaser. (3)

10.37    Schedule of Purchasers. (3)

10.38 Subscription Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co. S.A., dated February 10, 1995. (3)

10.39    Warrant issued to Oakes, Fitzwilliams & Co. S.A. (3)

*10.40 Employment Agreement, dated as of August 1, 1995, by and between the Company and John D. Kuhns.

*10.41 Amendment No. 1 to Employment Agreement, dated as of March 1, 1996, by and between the Company and John D. Kuhns.

*10.42 Amendment No. 2 to Employment Agreement, dated as of March 31, 1996, by and between the Company and John D. Kuhns.

*10.43 Amendment Agreement, dated August 3, 1995, between China Chang Jiang Energy (Group) and the Company.

*10.44 Share Transfer Agreement between China Chang Jiang Energy Corporation (Group) and the Company for the Fujian Chang Ping Hydro Power Company.

*10.45 Consulting Agreement, dated as of February 7, 1996, between the Company and Glass & Associates, Inc.

*10.46 Agreement Engaging the Services of Glass & Associates, Inc. As Interim Manager, dated April 18, 1996, between the Company and Glass & Associates, Inc.

*10.47 Financial Advisory Services Agreement, dated June 11, 1996, between the Company and Oakes Fitzwilliams & Co.

22.1     Subsidiaries of the registrant. (3)

*23.01   Consent of Price Waterhouse LLP

*23.02   Consent of KPMG Peat Marwick LLP

*23.03   Consent of KPMG Peat Marwick LLP

*27              Financial Data Schedule

(3)      Incorporation by reference herein to the 1994 10-K
- -------------------
*        Filed herewith.

         (b)     Reports on Form 8-K

         One current report on Form 8-K dated October 30, 1995 was filed during the quarter ended December 31, 1995.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE
                                    FORM 10-K

                     FOR YEARS ENDED DECEMBER 31, 1995, 1994
                 THE THREE MONTH PERIOD ENDED DECEMBER 31, 1993

                      AND THE YEAR ENDED SEPTEMBER 30, 1993

THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL
STATEMENTS:

  Report of Independent Accountants on the financial statements for the year
     ended December 31, 1995, Price Waterhouse LLP                                          F - 2

  Independent Auditor's Report on the financial statements for the year Ended December 31, 1994, the three-month period ended
     December 31, 1993 and the year ended September 30, 1993,
     KPMG Peat Marwick LLP                                                                  F - 3

  Independent Auditor's Report on financial statements of
     Photocomm, Inc. for the year ended December 31, 1995,
     KPMG Peat Marwick LLP                                                                  F - 4

  Consolidated Balance Sheets at December 31, 1995 and 1994                                 F - 4a

  Consolidated Statements of Operations for the Years
  Ended December 31, 1995 and 1994, the three-month Period
  Ended December 31, 1993 and the Year Ended September 30, 1993                             F - 5

  Consolidated Statements of Stockholders' Equity for the Year Ended
  December 31, 1995 and 1994, the three-month Period
  Ended December 31, 1993 and the Year Ended September 30, 1993                             F - 6

  Consolidated Statements of Cash Flows for the Years Ended December
  31, 1995 and 1994, the three-month Period
  Ended December 31, 1993 and the Year Ended September 30, 1993                             F - 7

  Notes to Consolidated Financial Statements                                                F - 9

  Report of Independent Accountants on Financial Statement Schedule                         F - 43

  Financial Statement Schedule I - Condensed Financial Statement
       Information of Registrant                                                            F - 44

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The New World Power Corporation:

In our opinion, based upon our audit and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The New World Power Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Photocomm, Inc., a minority owned equity investment, which statements reflect total assets of $10,361,409 at December 31, 1995 and net income applicable to common shareholders of $687,966 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Photocomm Inc., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has limited capital resources which severely constrain liquidity and raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Price Waterhouse LLP

Hartford, CT
June 27, 1996

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
The New World Power Corporation

We have audited the consolidated financial statements of The New World Power Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Northern Power Systems, Inc., a wholly-owned subsidiary for the year ended September 30, 1993, which statements reflect total revenue constituting 20.7 percent for the year ended September 30, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Northern Power Systems, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The New World Power Corporation and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994, the three-month period ended December 31, 1993, and the year ended September 30, 1993, in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP

    New York, New York
    March 15, 1995

                          [KPMG PEAT MARWICK LLP LOGO]






                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Photocomm, Inc.:


We have audited the accompanying consolidated balance sheet of Photocomm, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photocomm, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP



Phoenix, Arizona
February 23, 1996

                                                                                 December 31,    December 31,
ASSETS                                                                 Notes         1995           1994
                                                                       -----         ----           ----
  Current assets:
  Cash and equivalents                                                          $   681,369     $ 3,889,333
  Cash restricted in use                                                 5        4,669,554            --
  Accounts receivable                                                    6        4,269,360       5,320,109
  Inventories                                                            7        1,871,170       4,130,747
  Other current assets                                                            1,572,490       1,898,905
                                                                                -----------     -----------
      Total current assets                                                       13,063,943      15,239,094

  Notes receivable                                                                  185,600         310,000
  Property, plant and equipment, net                                     8       29,374,876      35,729,781
  Deferred Series B preferred stock offering costs                                     --           120,752
  Investments                                                           10       16,495,495       4,719,902
  Goodwill, net of accumulated amortization                              9        1,549,234      13,626,839
  Other non-current assets                                              11        4,726,555       4,426,809
                                                                                -----------     -----------

      Total assets                                                              $65,395,703     $74,173,177
                                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable and accrued liabilities                              12      $ 7,148,616     $ 8,919,995
  Current portion of long term debt                                     14       17,965,610         187,300
  Due to related parties                                                13        4,627,870       3,584,759
  Current portion of capital lease obligations                          15           83,537          12,006
                                                                                -----------     -----------
      Total current liabilities                                                  29,825,633      12,704,060

  Long-term portion of long-term debt                                   14        7,649,979       7,905,368
  Long-term portion of capital lease obligations                        15           76,014          17,029
  Other non-current liabilities                                                   5,497,644         550,638
                                                                                -----------     -----------
      Total liabilities                                                          43,049,270      21,177,095
                                                                                -----------     -----------
  Minority interests in consolidated subsidiaries                       18        1,323,183       3,445,847
                                                                                -----------     -----------

  Commitments and contingencies                                     16 and 17

  Series B preferred Stock:
    Cumulative redeemable exchangeable preferred stock
      (liquidity preference $8.00 per share), $.01 par value,
      5,000,000 and 1,000,000 shares authorized, respectively,
      375,000 shares issued and outstanding at December 31, 1994        20             --         2,775,000
    Accrued Series B preferred stock dividend                           20             --           409,429
                                                                                -----------     -----------
      Total Series B preferred stock                                                   --         3,184,429
                                                                                -----------     -----------

  Stockholders' equity:
    Common stock $.01 par value, 40,000,000 shares authorized,
      11,134,147 and 8,691,319 shares issued and outstanding,
      respectively                                                      21          111,341          86,915
    Currency translation adjustments                                                778,838         646,580
    Additional paid-in capital                                                   79,857,172      63,745,571
    Accumulated deficit                                                         (59,724,101)    (18,113,260)
                                                                                -----------     -----------
        Total stockholders' equity                                               21,023,250      46,365,806
                                                                                -----------     -----------

        Total liabilities and stockholders' equity                              $65,395,703     $74,173,177
                                                                                ===========     ===========

See accompanying notes to consolidated financial statements.

                                      F - 4A

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                                         Three months
                                                                        Year ended       Year ended         ended       Year ended
                                                                       December 31,     December 31,     December 31,  September 30,
                                                              Notes       1995             1994             1993          1993
                                                              -----       ----             ----             ----          ----
Operating revenue                                               24     $ 16,373,598     $ 22,908,160     $   690,470  $ 3,972,206

Cost of operations                                              24       13,101,547       17,237,477         688,902    2,515,961
                                                                       ------------     ------------     -----------  -----------

                                                                          3,272,051        5,670,683           1,568    1,456,245

Research and development expenses                                           426,447          338,879         164,528       52,541

Project development expenses                                              4,361,325        2,052,382         259,550      778,649

Selling, general and administrative expenses                              7,627,217        9,222,098       1,023,445    2,840,745

Equity loss of non-consolidated affiliates                      10        4,199,184          911,743         112,227         --

Impairment Charge                                                3       24,431,410             --              --           --
                                                                       ------------     ------------     -----------  -----------

      Operating loss                                                    (37,773,532)      (6,854,419)     (1,558,182)  (2,215,690)
                                                                       ------------     ------------     -----------  -----------

Other income (expense):
    Interest expense                                                     (2,442,540)        (401,401)        (18,181)    (493,006)
    Interest income                                                         210,588          527,857          37,959      415,935
    Minority interests in consolidated subsidiaries             18          283,665         (328,375)           --           --
    Other                                                                  (106,961)         920,482          77,489    2,720,763
                                                                       ------------     ------------     -----------  -----------
      Total other (expense) income                                       (2,055,248)         718,563          97,267    2,643,692
                                                                       ------------     ------------     -----------  -----------

(Loss) income before taxes                                              (39,828,780)      (6,135,856)     (1,460,915)     428,002

Provision for income taxes                                      19           22,596          104,427           3,186      494,945
                                                                       ------------     ------------     -----------  -----------

      Loss from continuing operations before
        extraordinary items                                             (39,851,376)      (6,240,283)     (1,464,101)     (66,943)

Discontinued operations:
  (Income) loss from operations of discontinued Grid Power
    Services                                                                555,971        1,263,408          44,831     (399,477)
  Loss on disposal of Grid Power Services                                   912,609             --              --           --
                                                                       ------------     ------------     -----------  -----------
    Loss (income) from discontinued operations                            1,468,580        1,263,408          44,831     (399,477)

    (Loss) income before extraordinary items                            (41,319,956)      (7,503,691)     (1,508,932)     332,534

Extraordinary item:
  Reduction of income taxes arising from deduction of
    prior years' operating losses                                              --               --              --        324,524
  Gain on early extinguishment of debt
    (less income taxes of $42,229)                                             --               --              --         81,973
                                                                       ------------     ------------     -----------  -----------
      Net (loss) income                                                 (41,319,956)      (7,503,691)     (1,508,932)     739,031
                                                                       ------------     ------------     -----------  -----------

Series B preferred stock dividend                               20          227,282          214,429          48,750      146,250
Series B preferred discount amortization                        20          203,659           75,000          18,750       56,250
                                                                       ------------     ------------     -----------  -----------

      Net (loss) income attributable to common shares                  $(41,750,897)    $ (7,793,120)    $(1,576,432) $   536,531
                                                                       ============     ============     ===========  ===========



Primary and fully diluted earnings (loss)
  per common and common equivalent share:
    Net loss from continuing operations before                                (3.83)           (0.76)          (0.27)       (0.06)
      extraordinary items attributable to common shares
    (Loss) income from discontinued operations                                (0.14)           (0.14)          (0.01)        0.09
    Extraordinary items                                                        --               --               --          0.10
                                                                       ------------     ------------     -----------  -----------
Net (loss) income attributable to common shares                        $      (3.97)    $      (0.90)    $     (0.28) $      0.13
                                                                       ============     ============     ===========  ===========

Weighted average number of common shares                                 10,522,911        8,647,833       5,710,127    4,257,733
                                                                       ============     ============     ===========  ===========

See accompanying notes to consolidated financial statements

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
         Years ended December 31, 1995 and 1994, the three-month period ended December 31, 1993
                      and the year ended September 30, 1993


                                                                Common Stock                Preferred Stock
                                                          ------------------------   -----------------------      Currency
                                                           Number        Amount of     Number      Amount of     translation
                                                          of shares      par value    of shares    par value     adjustments
                                                          ------------------------   -----------------------     -----------
Balance September 30, 1992                                1,847,373      $ 18,474      392,667      $ 3,927       $     0
     Issuance of common stock                             2,147,017        21,470         --           --            --
     Conversion of Series A preferred stock
       to common stock                                      392,667         3,927     (392,667)      (3,927)         --
     Adjustment for fractional shares                           (86)         --           --           --            --
     Issuance of common stock warrants                         --            --           --           --            --
     Dividends accrued on Series B preferred stock             --            --           --           --            --
     Series B preferred stock discount amortization            --            --           --           --            --
     Stock options exercised                                 20,000           200         --           --            --
     Wolverine Power Corp. minority
       stockholder dividend                                    --            --           --           --            --
     Net income                                                --            --           --           --            --
                                                         ----------      --------     --------      -------      --------
Balance September 30, 1993                                4,406,971        44,071         --           --            --
                                                         ----------      --------     --------      -------      --------
     Issuance of common stock                               907,022         9,070         --           --            --
     Issuance of common stock warrants                         --            --           --           --            --
     Stock options exercised                                  6,667            67         --           --            --
     Dividends accrued on Series B preferred stock             --            --           --           --            --
     Series B preferred stock discount amortization            --            --           --           --            --
     Wolverine Power Corp. minority
       stockholder dividend                                    --            --           --           --            --
     Net loss                                                  --            --           --           --            --
                                                         ----------      --------     --------      -------      --------
Balance December 31, 1993                                 5,320,660        53,208         --           --            --
                                                         ----------      --------     --------      -------      --------
     Issuance of common stock                             3,370,659        33,707         --           --            --
     Issuance of common stock warrants                         --            --           --           --            --
     Dividends accrued on Series B preferred stock             --            --           --           --            --
     Series B preferred stock discount amortization            --            --           --           --            --
     Wolverine Power Corp minority
       shareholder dividend                                    --            --           --           --            --
     Currency translation adjustments on
       international subsidiaries consolidation                --            --           --           --         646,580
     Net loss                                                  --            --           --           --            --
                                                         ----------      --------     --------      -------      --------
Balance December 31, 1994                                 8,691,319        86,915         --           --         646,580
                                                         ----------      --------     --------      -------      --------
     Issuance of common stock                             2,442,828        24,426         --           --            --
     Issuance of common stock warrants                         --            --           --           --            --
     Change in Minority Interest due to sale of
        subsidiarys' stock                                     --            --           --           --            --
     Dividends accrued on Series B preferred stock             --            --           --           --            --
     Series B preferred stock discount amortization            --            --           --           --            --
     Renewable Energy Ireland Limited minority
       shareholder dividend                                    --            --           --           --            --
     Currency translation adjustments on
       international subsidiaries consolidation                --            --           --           --         132,258
     Net loss                                                  --            --           --           --            --
                                                         ==========      ========     ========      =======      ========
Balance December 31, 1995                                11,134,147      $111,341            0      $     0      $778,838
                                                         ==========      ========     ========      =======      ========

                                                         Additional          Retained
                                                          paid-in           earnings
                                                          capital           (deficit)           Total
                                                        ------------      ------------      ------------
Balance September 30, 1992                              $  6,471,029      $ (9,370,239)     $ (2,876,809)
     Issuance of common stock                             14,007,522              --          14,028,992
     Conversion of Series A preferred stock
       to common stock                                          --                --                --
     Adjustment for fractional shares                           --                --                --
     Issuance of common stock warrants                       346,250              --             346,250
     Dividends accrued on Series B preferred stock              --            (146,250)         (146,250)
     Series B preferred stock discount amortization          (56,250)             --             (56,250)
     Stock options exercised                                  59,800              --              60,000
     Wolverine Power Corp. minority
       stockholder dividend                                     --             (31,765)          (31,765)
     Net income                                                 --             739,031           739,031
                                                        ------------      ------------      ------------
Balance September 30, 1993                                20,828,351        (8,809,223)       12,063,199
                                                        ------------      ------------      ------------
     Issuance of common stock                              8,502,523              --           8,511,593
     Issuance of common stock warrants                          --                --                --
     Stock options exercised                                  19,934              --              20,001
     Dividends accrued on Series B preferred stock              --             (48,750)          (48,750)
     Series B preferred stock discount amortization          (18,750)             --             (18,750)
     Wolverine Power Corp. minority
       stockholder dividend                                     --             (10,588)          (10,588)
     Net loss                                                   --          (1,508,932)       (1,508,932)
                                                        ------------      ------------      ------------
Balance December 31, 1993                                 29,332,058       (10,377,493)       19,007,773
                                                        ------------      ------------      ------------
     Issuance of common stock                             34,488,513              --          34,522,220
     Issuance of common stock warrants                          --                --                --
     Dividends accrued on Series B preferred stock              --            (214,429)         (214,429)
     Series B preferred stock discount amortization          (75,000)             --             (75,000)
     Wolverine Power Corp minority
       shareholder dividend                                     --             (17,647)          (17,647)
     Currency translation adjustments on
       international subsidiaries consolidation                 --                --             646,580
     Net loss                                                   --          (7,503,691)       (7,503,691)
                                                        ------------      ------------      ------------
Balance December 31, 1994                                 63,745,571       (18,113,260)       46,365,806
                                                        ------------      ------------      ------------
     Issuance of common stock                             14,029,780              --          14,054,206
     Issuance of common stock warrants                     2,039,625              --           2,039,625
     Change in Minority Interest due to sale of
        subsidiarys' stock                                   245,855              --             245,855
     Dividends accrued on Series B preferred stock              --            (227,282)         (227,282)
     Series B preferred stock discount amortization         (203,659)             --            (203,659)
     Renewable Energy Ireland Limited minority
       shareholder dividend                                     --             (63,604)          (63,604)
     Currency translation adjustments on
       international subsidiaries consolidation                 --                --             132,258
     Net loss                                                   --         (41,319,955)      (41,319,955)
                                                        ============      ============      ============
Balance December 31, 1995                               $ 79,857,172      $(59,724,101)     $ 21,023,250
                                                        ============      ============      ============

See accompanying notes to consolidated financial statements

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                       Three months
                                                                            Year Ended    Year ended       ended      Year ended
                                                                           December 31,  December 31,  December 31,  September 30,
                                                                               1995          1994          1993          1993
                                                                               ----          ----          ----          ----
Cash flows from operating activities:
     Net (loss) income before extraordinary items                          $(41,319,955) $ (7,503,691) $ (1,508,932) $    332,534
     Adjustments to reconcile net earnings to net cash used in
       operating activities:
         Extraordinary gain resulting from early extinguishment of debt            --            --           --           81,973
         Extraordinary credit resulting from reduction of income taxes             --            --           --          324,524
         Depreciation and amortization                                        3,980,408       955,722      132,078        537,789
         Amortization of goodwill                                               216,013       180,000       40,000         26,000
         Amortization of Series B preferred stock offering costs                120,752        40,248       10,062         30,188
         Minority interest in net income of consolidated subsidiaries          (283,665)      328,375         --             --
         Net equity loss in non-consolidated affiliates                       4,199,184       911,743      112,227           --
         Amortization of debt discount                                          152,972          --           --             --
         Loss on disposal of discontinued operations                            912,609          --           --             --
         Impairment charges                                                  24,431,410          --           --             --
         Write-offs of deferred project costs and fixed assets                3,800,000
         Changes in assets and liabilities, net of effect of
           acquisitions:
            (Increase) decrease in accounts receivable                         (780,819)   (1,127,662)   1,866,631        268,555
            Decrease in interest receivable                                        --          28,192      273,351        571,789
            Increase in inventories                                            (860,972)     (542,555)        --             --
            (Increase) decrease in other current assets                          44,488      (656,722)     318,247       (743,110)
            Increase (decrease) in accounts payable and accrued
              liabilities                                                       786,425     4,445,971   (1,415,671)    (3,113,064)
            Decrease in non-current liabilities                                (925,793)
            PG&E settlement                                                        --            --           --       (1,330,859)
            Elimination of obligations no longer due                               --            --           --         (915,474)
            Other                                                               732,752       732,752         --         (188,721)
                                                                           ------------  ------------  -----------   ------------

                   Cash flows used in operating activities                   (4,794,191)   (2,940,379)    (172,007)    (4,117,876)
                                                                           ------------  ------------  -----------   ------------

Cash flows from investing activities:
     Capital expenditures                                                    (6,834,530)  (24,339,779)    (952,272)    (3,030,109)
     Acquisition of subsidiaries, net of cash acquired                       (2,120,764)   (2,920,470)  (2,625,000)      (550,000)
     Purchase price premium in consolidated acquisitions                           --            --           --         (420,080)
     Organization and purchase costs in consolidated acquisitions                  --            --        (84,018)      (177,911)
     Capital stock acquired in consolidated acquisitions                           --            --           --          956,703
     Investments in and advances to affiliates                               (4,823,645)   (3,432,289)        --       (1,590,157)
     Decrease in notes receivable                                               188,416      (230,197)     (65,113)      (230,093)
     Deferred development expenditures                                       (3,088,786)   (1,048,915)  (1,199,680)      (111,881)
                                                                           ------------  ------------  -----------   ------------

                   Cash flows used in investing activities                  (16,679,309)  (31,971,650)  (4,926,083)    (5,153,528)
                                                                           ------------  ------------  -----------   ------------

Cash flows from financing activities:
     Increase in due to related parties                                       1,056,304     3,200,006         --             --
     (Decrease) in due to related parties                                    (3,337,506)         --           --             --
     Increase in long-term debt                                              20,669,190     5,402,642      318,122           --
     Deferred debt issue costs                                                 (980,079)
     Repayment of long-term debt                                             (3,565,537)     (114,295)        --       (5,440,137)
     (Increase) in restricted cash                                           (4,669,554)         --           --             --
     Net proceeds from issuance of Series B preferred stock units                  --            --           --        2,770,000
     Net proceeds from issuance of common stock                               8,917,969    27,198,146    5,860,400     13,688,639
     Proceeds from exercise of stock options and warrants                          --          57,500       20,001         60,000
     Renewable Energy Ireland Limited minority dividend                         (63,604)
     Wolverine Power Corporation minority dividend                                 --         (17,647)     (10,588)       (31,765)
                                                                           ------------  ------------  -----------   ------------

                   Cash flows provided by financing activities               18,027,183    35,726,352    6,187,935     11,046,737
                                                                           ------------  ------------  -----------   ------------

Effect of exchange rate changes on cash and equivalents                         238,353          --           --             --

Net change in cash  and equivalents                                          (3,207,964)      814,323    1,089,845      1,775,333
Cash and equivalents at beginning of period                                   3,889,333     3,075,010    1,985,165        209,832
                                                                           ------------  ------------  -----------   ------------

                   Cash and equivalents at end of period                   $    681,369  $  3,889,333  $ 3,075,010   $  1,985,165
                                                                           ============  ============  ===========   ============

                                                                                                                        Continued

                                      F - 7

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                            Continued from prior page

                                                                                                        Three months
                                                                               Year Ended   Year ended      ended     Year ended
                                                                              December 31, December 31, December 31, September 30,
                                                                                  1995         1994         1993         1993
                                                                                  ----         ----         ----         ----
Non-cash investing and financing transactions:
     Common stock issued for majority interest in Photocomm Inc.              $     --     $5,198,939   $2,132,354     $     --
     Common stock issued for majority interest in Solartec S.A                      --        281,253         --             --
     Common stock issued for minority interest in San Jacinto Power Company         --           --        516,000           --
     Common stock issued for Westinghouse alliance                                  --        896,552         --             --
     Common stock issued for portion of minority interest in Arcadian
       Power Corp.                                                                  --        941,050         --             --
     Common stock exchanged for Wolverine Power Corp. subordinated debentures       --          6,280         --          447,688
     Common stock issued for acquisition of Northern Power Systems, Inc             --           --           --          456,703
     Common stock issued for conversion of Series A preferred stock                 --           --           --            3,927
     Common stock issued for acquisition of Makani Uwila (stock portion)            --           --           --          450,000
     Common stock issued for majority interest in Bellacorick                    637,500         --           --             --
     Common stock issued for Fujian I Hydroelectric Project                    4,498,742         --           --             --
     Common stock warrants issued                                              2,039,625         --           --             --
     Change in minority interest due to sale of subsidiarys' stock               245,855         --           --             --
     Conversion of preferred stock to mortgage payable for Wolverine
       Power Corp.                                                             3,615,370         --           --             --
     Series B preferred stock dividend accrual                                   227,282      214,429       48,750        146,250
     Series B preferred stock discount amortization                              203,659       75,000       18,750         56,250
     Decrease in notes receivable relating to capital lease obligations             --           --      3,156,870      4,385,764

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest expense                                                         $1,800,814   $  534,869   $  154,725     $  159,292
     Income taxes                                                                 30,936       58,345       63,500         63,500

See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The New World Power Corporation is a global developer and producer of electricity generated from wind energy, solar energy and hydropower. The Company also develops, manufactures and markets electrical gathering systems powered by renewable resources and provides related services.

Basis of Presentation

         The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Principles of Consolidation

         The consolidated financial statements include the accounts of The New World Power Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's policy is to consolidate all companies over which it exercises control. Investments over which the Company has significant influence, but does not control, are reported under the equity method.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments which are highly liquid in nature and have original maturities of three months or less (see Note 5).

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation is computed using accelerated methods for the Company's operations in the United Kingdom, and the straight-line method for all other property, plant and equipment, based upon the estimated useful lives of the assets. Significant renewals and betterments are capitalized. Maintenance and repair costs are expensed.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility Development

         The Company develops new power production facilities and acquires existing power production facilities for both operation and development. Accounting for costs incurred in the development phase is as follows:

         New power production facilities. All costs (including financing, legal and other professional costs, development period interest on any financing, development period labor and supply costs, and development period operating costs) attributed to facilities developed by the Company are deferred, until the facility is completed and placed in productive service. At that time, deferred costs are amortized on a straight line basis over the expected useful life of the facility, usually 25- 40 years.

         Facilities acquired for operation. These facilities are substantially ready to be placed in productive service when acquired. The purchase price, along with other acquisition costs, including financing, legal and other professional fees are principally assigned to the facility and depreciated over the expected useful life of the facility. Any goodwill recorded is amortized on a straight line basis over a period consistent with the period used for the related facility depreciation, usually 10-40 years.

         Facilities acquired for development. These facilities require substantial investment in additional or retrofitted turbines, equipment or infrastructure refurbishment before they can be placed in productive service. The initial acquisition cost, as well as subsequent development costs (including directly related and incremental financing, legal and other professional fees, development period interest on any financing, land rents and property taxes, and development period labor and supply costs) are deferred. Receipts for any power sales during the development period are recorded as an offset to development costs. After the facility is placed in service, any goodwill, representing the amount of the initial acquisition cost in excess of the fair value of assets along with all facility development costs, is amortized on a straight line basis over the expected useful life of the facility, usually 10-40 years.

         Redeveloped facilities. Redevelopment costs of owned facilities are deferred and included in the asset value of the refurbished facility. These deferred costs may include financing, legal and other professional costs, and development period interest on any financing. Land rents, property taxes and labor directly attributable to the facility or portion of the facility which is redeveloped are also deferred. Once the facility is placed in service, the asset is amortized on a straight line basis over the expected useful life of the facility, usually 25-40 years.

         Other project deferrals. The Company defers costs, including professional services and direct labor, incurred for site inspections, site permits and deposits related to specific project activities.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the development phase, these capitalized costs are included in other non-current assets (see Note 11). When it is probable that future projects will not be completed or cost may not be recovered, such costs are written-off.

Accounting for Long-Lived Assets

         The Company evaluates the recoverability of its carrying value of long-lived assets and identifiable intangibles whenever events or changes in circumstances occur which warrant such an evaluation. The Company reports its long-lived assets at the lower of cost (less depreciation) or fair value (see Note 3 for further discussion of this accounting policy).

Goodwill

         Goodwill is the difference between the purchase price and the fair value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, generally in the range of 10 to 40 years. On a periodic basis or whenever events or changes in circumstances warrant, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates to determine whether the carrying value of goodwill has been impaired.

Revenue & Sales Recognition

         The Company records revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility. Revenue earned from the sale of manufactured products is recorded upon the shipment of the products or acceptance by the customer, depending on contract terms. Service revenues are recognized as services are rendered. Provisions for doubtful accounts are made when losses are anticipated.

         Included within other non-current liabilities are deferred revenues of $4.6 million at December 31, 1996 relating to certain grant proceeds, which are recognized as revenue over the life of the grant.

Research and Development

         Expenditures for research and development costs are expensed as incurred.

Foreign Currency Translation

         Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses and gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

         Effective October 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). There was no cumulative effect of that change in the method of accounting for income taxes. FAS 109 requires the asset and liability method of accounting for income taxes rather than the deferred method previously used under APB Opinion No. 11.

Earnings per share

         Primary earnings (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, if any. Fully diluted earnings (loss) per share is computed using the weighted average number of shares of common stock and all dilutive convertible securities, stock options and warrants, if any. The effect of common stock equivalents, including dilutive stock options and warrants, is computed using the treasury stock method.

Reclassifications

         Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Recent Pronouncements

         In March of 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). This standard requires that the Company compare estimated expected future cash flows (undiscounted and without interest charges) identified with each asset to the carrying amount of such asset whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         For those assets to be disposed of whose estimated fair values are less than the carrying amount, an impairment would be recorded, based on the amount by which the carrying values exceed the estimated fair values less cost to sell. The estimated fair values are determined based upon market values, where available, or on the basis of estimated expected future cash flows discounted at a rate commensurate with the risks involved. The Company will adopt FAS 121 in the first quarter of 1996. Management does not expect the adoption of this statement to have a material impact on the financial position or results of operations of the Company.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This standard is effective for fiscal years beginning after December 15, 1995. The Company will implement the statement as required and intends to adopt FAS 123 using the pro forma disclosure method described in the pronouncement.

NOTE 2.  GOING CONCERN

         The consolidated financial statements as of, and for the year ended December 31, 1995 have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1995, the Company incurred a net loss of $41.3 million (including a $24.4 million impairment charge - Note
3), had negative cash flows from operations of $6.3 million and had negative working capital. Subsequent to December 31, 1995, due to severe liquidity constraints, the Company defaulted on two of its principal loan agreements and as a result, was required to restructure those loans (Note 28). The Company has amounts owed trade creditors that are past due, and certain creditors have threatened to petition the Company into involuntary bankruptcy proceedings. Further, in 1996 the Company did not file in a timely manner certain reports required by the Securities and Exchange Act of 1934, which if not filed, could jeopardize its status as a public company. As part of the agreement to restructure its debt, management has agreed to sell certain assets by specified dates in 1996 and use a portion of the proceeds to repay the debt. Further, the Company anticipates having negative operating cash flows during 1996, and as a result, will require additional capital through financing or equity transactions in order to sustain operations. The above matters raise substantial doubts about the Company's ability to continue as a going concern.

         In January, 1996, the Company adopted a new business plan. Key elements of the business plan include:

         - The Company intends to focus on a selected, limited number of development projects and does not intend to acquire or expand into any new business ventures until the Company improves its financial position.

         - The Company intends to sell down or sell off its existing hydroelectric projects currently under development or construction, with the exception of its investment in China which the Company views to be a strategic geographic location.

         - The Company intends to reduce, where possible, its ownership interest in operating wind farms, as well as its wind farms under development.

         - The Company intends to use the proceeds from the sale of these investments to meet its current and near term debt service requirements.

         - The Company does not intend to pursue any new wind farm development projects in the United States. This element of the business plan does not affect projects for which the Company has completed the bidding process or has been selected through a competitive process to operate a wind farm.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         - The Company intends to focus future development on large scale wind farm projects in countries where the Company has an established presence, such as Mexico, Ireland and China, and will not pursue competitively bid wind farm projects unless the individual circumstances are uniquely compelling.

         - The Company intends to simultaneously seek to integrate its wireless business or sell its Photocomm subsidiary.

         -        The Company intends to reduce its administrative staff.

         There are numerous risks and uncertainties surrounding management's plans, principally the risk that management will not be able to sell the investments (or subsidiaries) identified in its business plan within the time frame, or for the amounts, required by the restructured loan agreement. There can be no assurance that the Company will be successful in implementing this plan and that the Company will continue as a going concern.

NOTE 3.  IMPAIRMENT CHARGE

         In 1995, the Company recorded an impairment charge of $24.4 million. The impairment charge was reflected as a reduction of the following financial statement captions:

     Property, plant and equipment, net                         $ 13.4 million
     Goodwill, net                                                 4.1 million
     Investments                                                   5.9 million
     Other                                                         1.0 million
                                                                --------------
                                                                $ 24.4 million
                                                                ==============

         As described in Note 2, the Company has a business plan to sell certain of its assets and investments and to abandon various development projects. The following investments have been written-down, as applicable, to their estimated fair value at December 31, 1995. The aggregate carrying value of assets held for sale as of December 31, 1995 is approximately $25.6 million and includes:

       Photocomm                                    Makani Uwila Wind Farm
       United Kingdom Wind Farms                    Arcadian Wind Farm
       Tierras Morenas, Development Project         Los Vaqueros
       Solartec S.A.                                San Jacinto
       Dona Julia, Development Project              Bellacorick
       Andersen Falls                               Painted Hills Wind Farm

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Assets and liabilities held for sale together with the results of operations to which they relate are included within the following consolidated financial statement captions as of and for the year ended December 31, 1995
(000):

         Balance Sheet                          Statement of Operations
         -------------                          -----------------------
Current assets           $ 7,221       Revenue                           $11,759
Investments               12,996       Operating income, excluding
Total assets              48,834            any impairment charge          3,115
Total liabilities         23,282

         In determining the amount of impairment charge for assets held for sale, the Company's policy is to compare the carrying value of its assets and investments to the estimated fair value. In determining fair value, the Company used market values for publicly traded investments (i.e. Photocomm), or correspondence with potential buyers as an indication of market value. In circumstances where the Company's negotiations to sell assets and investments have not included correspondence with potential buyers in sufficient detail to indicate a market value, the Company has used the projected future cash flows from these investments and assets. These projected cash flows have been discounted at rates commensurate with the risk of the respective investment, and generally range from rates of 16% to 21%.

         The Company has estimated the December 31, 1995 impairment charge based upon the best information available to management. It is at least reasonably possible that actual losses may be materially higher or lower than the amounts recognized following the actual execution of management's plans.

NOTE 4.  SIGNIFICANT BUSINESS CHANGES

ACQUISITIONS

Fujian

         In May of 1995, the Company signed an agreement with China Chang Jiang Energy Corporation ("CCJEC") to acquire a 40% interest in the Fujian Chang Ping Hydro Company, Ltd. ("Fujian"), a 39 MW hydroelectric project under development in The Fujian Province of China, for approximately $15 million. In August of 1995, the Company made payments totaling approximately $8.7 million representing approximately 24% interest in Fujian. This consideration was comprised of approximately $4.2 million in cash and the remainder in common stock of New World Power Corporation (715,000 shares at the valuation date).

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Subsequent to the Company's initial investment, concern arose as to whether adequate approvals had been obtained, under Chinese law, for the acceptance of New World Power Corporation shares as payment for the Company's interest in Fujian. The Company and CCJEC are currently negotiating an agreement whereby the Company would reacquire (as treasury stock) all shares previously issued to CCJEC. This agreement will result in a 12% reduction of New World Power Corporation's ownership in Fujian. Due to uncertainties involving, among other things, significant project construction delays and Fujian's lack of liquidity, as well as the planned reaquistion of the stock originally issued, the Company has recorded an other than temporary decline at December 31, 1995, to adjust the carrying value of its investment to the estimated net realizable value of the Company's continuing 12% interest in Fujian. The impact of this writedown is included as part of the impairment charge in the accompanying Consolidated Statement of Operations (see Note 3 and 10).

         Due to the Company's current liquidity problems, as described in Note 2, the Company is not presently capable of further investment in Fujian as required by the original contract with CCJEC. If the Company is able to obtain sufficient funds from the sale of assets to retire its restructured debt, the Company may use any excess proceeds for additional Fujian investments.

Renewable Energy Ireland Limited

         In February 1995 the Company, through its wholly-owned subsidiary, New World Power Company Limited, purchased approximately 87.5% of Renewable Energy Ireland Limited ("REIL"), the owner and operator of a 6.45 MW wind farm in Bellacorick, Ireland in exchange for $1.7 million and 104,082 shares of the Company's common stock. The Company incurred approximately $400,000 in transaction costs relating to the acquisition of REIL relating to legal and other professional fees. The acquisition has been accounted for under the purchase method. As of the acquisition, REIL had total assets of approximately $9.4 million, and total liabilities of $7.5 million.


         Results of operations after the acquisition date are included in the 1995 consolidated Statement of Operations.

         The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of 1994. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and the amortization of goodwill arising from the transaction. The unaudited pro forma financial information is not necessarily indicative of the results of operations as would have been reported had the transaction been effected on the assumed dates (000 except per share data).

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Year ended December 31                                                 1994
  ----------------------                                                 ----
  Operating revenue                                                    $ 8,399
  Loss from continuing operations                                       (6,062)
  Net loss attributable to common shares                                (7,615)
  Loss per common share from continuing operations                        (.74)
  Net loss per common share                                               (.88)

Photocomm

         On November 8, 1993, the Company acquired 3,412,221, or 29%, of the outstanding common shares of Photocomm. The Company also acquired options to purchase 4.1 million additional common shares and obtained rights of first refusal to purchase additional shares of Photocomm common stock from three of Photocomm's principal shareholders. The cost to the Company was 218,703 shares of its common stock and approximately $2.6 million in cash. As described below, some of the common shares and options were purchased from Photocomm and three of its principal shareholders, one of which is Westinghouse Electric Corporation ("Westinghouse"). Options to purchase approximately 2.6 million shares expired on December 31, 1995. The remaining options to purchase 1.5 million shares are exercisable at $3.00 per share and expire on December 31, 1996.

         On August 30, 1994, the Company acquired an additional 1,800,000 shares of common stock of Photocomm and other Photocomm securities, principally from Westinghouse, in exchange for 495,137 shares of the Company's common stock. The Company immediately converted these Photocomm securities into an aggregate of 360,226 shares of Photocomm common stock. The Company subsequently purchased an additional 40,000 shares of Photocomm common stock on the open market and purchased 600,000 shares pursuant to a partial option exercise. As a result of these transactions, the Company, after consideration of the short-term voting agreement pursuant to which Photocomm's Chief Executive Officer agreed to vote certain of his shares in the same manner as the Company votes its shares, had control of over 51% of Photocomm's issued and outstanding common stock as of December 31, 1994. The Company recorded the above described transactions under the purchase method of accounting, and as a result of obtaining control, began consolidation of Photocomm into its financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On February 10, 1995, the Company purchased 400,000 additional shares of Photocomm common stock. At December 31, 1995, the Company owns 6,612,447 shares of Photocomm, representing 48.8% of the issued and outstanding voting shares of Photocomm. The decrease in the Company's ownership percentage from December 31, 1994 results from various Photocomm equity transactions in which the Company did not participate. Additionally, the short-term voting agreement with Photocomm's Chief Executive Officer expired during 1995.

         As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm is being accounted for on an equity basis, effective January 1, 1995. The summarized balance sheet and statement of operations information for Photocomm at December 31, 1995 is as follows (000):

              Balance Sheet                       Statement of Operations
              -------------                       -----------------------
   Current assets             $  7,334     Sales                          $21,765
   Total assets                 10,361     Net income                         839
   Current liabilities           2,676     Net income applicable
   Total liabilities             3,069       to common shareholders           689

Solartec

         On August 30, 1994, the Company acquired 51% of the issued and outstanding capital stock of Solartec S.A. ("Solartec"). Solartec is a fabricator and distributor of photovoltaic products in Argentina. The Company purchased the Solartec stock in exchange for approximately $1.7 million in cash and 26,786 shares of the Company's common stock. The Company also has an option to purchase the remaining 49% of Solartec's issued and outstanding capital stock at a price equal to three times the tangible net worth per share of Solartec on December 31, 1996 (see
         Note 3).

San Jacinto

         On December 15, 1993, the Company purchased a 49.99% interest in the common stock of San Jacinto Company ("San Jacinto"). On the same date, the Company contributed 48,000 shares of New World Power Corporation common stock and on June 29, 1994, the Company contributed $274,945 in cash for its ownership interest. San Jacinto was formed for the purpose of acquiring the operating assets and liabilities of the Smith Wind Energy Company ("Smith") and six affiliated limited partnerships operated by Smith and Six Limited Partnerships known as Triad A, Triad B, Triad C, Triad D, Triad E, and Triad F Limited Partnerships ("Triad"). Smith and Triad operated a Wind Turbine Energy Park in North Palm Springs, California. The Company accounts for this investment under the equity method (see Note 3).

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Entec

         In June 1993, the Company acquired 49% of the outstanding capital stock of Entec S.A. de C.V. ("Entec") for approximately $1.5 million. In October 1995, the Company contributed an additional $415,000 to purchase an additional 1% interest in Entec. The Company accounts for its investment under the equity method. Entec, located in Mexico, is engaged in project development and rural electrification. During 1995, Entec continued to experience significant financial hardships and as a result the Company wrote-down its remaining investment in Entec.

Los Vaqueros

         In June 1993, the Company purchased the assets of Los Vaqueros, an operating wind farm located in the state of California for $380,000. The acquisition has been accounted for Company accounts for this investment under the purchase method (see Note 3).

Makani Uwila

         In March 1993, the Company acquired all of the outstanding capital stock of the Makani Uwila Power Corporation in exchange for 48,000 shares of the Company's common stock and $50,000. The acquisition has been accounted for under the purchase method (see Note 3).

DISCONTINUED OPERATIONS

New World Grid Power Company

         During December 1995, the Company announced its intention to discontinue operations at the New World Grid Power Company ("NWGPC") due to adverse industry trends in the service segment of the wind power business. The NWGPC included all operations relating to the Company's Grid Power Services segment. NWGPC provided installation, operation, maintenance, repair and retrofit services to various companies in the wind power industry. The results of NWGPC are reported as discontinued operations in the accompanying Consolidated Financial Statements. During December 1995, the Company reached an agreement to sell the remaining assets of NWGPC for approximately $200,000. The Company recorded a $913,000 loss on the disposal of this segment in 1995.

NOTE 5.  CASH RESTRICTED IN USE

         The United Kingdom and Ireland wind farms are required to accumulate cash in escrow accounts to pay the next principal and interest payments before cash flow from the wind farms is available for general corporate purposes. Cash balances aggregating $857,046 are on deposit for these purposes, and are not currently available for general corporate purposes. Because this cash will be used to pay the current portion of debt and accrued interest the cash is reported as a current asset.

         At December 31, 1995, the Company had $512,508 of restricted cash representing collateral for outstanding letters of credit. In addition, an amount of $3.3 million was held in escrow by the Company at December 31, 1995 pursuant to a debt agreement (see Note 28).

NOTE 6.  ACCOUNTS RECEIVABLE

         The components of accounts receivable as of December 31, 1995 and 1994 are as follows (000):

                                                      1995          1994
                                                      ----          ----
    Due from customers                              $ 3,713       $ 5,328
    Due from Entec, S.A. de C.V.                          -            18
    Due from employees                                   22           139
    Due from others                                     681           311
                                                    -------       -------
                                                      4,416         5,796
    Allowance for doubtful accounts                     147           476
                                                    -------       -------
         Total                                      $ 4,269       $ 5,320
                                                    =======       =======

NOTE 7.  INVENTORIES

         Inventory consists of the following as of December 31, 1995 and 1994
(000):

                                                      1995          1994
                                                      ----          ----
        Raw materials                               $   414       $   506
        Work-in-progress                                164           456
        Finished goods                                1,138         3,041
        Supplies                                        228           195
                                                    -------       -------
                                                      1,944         4,198
        Less reserve for obsolescence                    73            68
                                                    -------       -------
             Total                                  $ 1,871       $ 4,130
                                                    =======       =======

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  PLANT, PROPERTY AND EQUIPMENT

         Property, plant and equipment consists of the following as of December 31, 1995 and 1994 (000):

                                                                                Useful Life
                                                        1995        1994          (Years)
                                                        ----        ----          -------
Power generation facilities and equipment:

Hydroelectric                                         $ 3,077     $ 3,077            40
Wind:
     Owned                                             30,775      25,955            25
     Leased                                                82          92         10 to 20
Leasehold improvements                                  1,661         224     shorter of term of
                                                                             lease or useful life
Buildings and improvements                               --           827       15 to 40 years

Office furniture and equipment                          2,075       4,867          3 to 5
Land                                                      445         745
Construction work-in-progress                            --         1,123
Facility development                                       89       3,638         25 to 40
                                                      -------     -------
     Total                                             38,204      40,548

Less accumulated depreciation
     and amortization                                   8,829       4,818
                                                      -------     -------
                                                      $29,375     $35,730
                                                      =======     =======

         Depreciation and amortization expense, including amortization of assets held under capital leases, for years ended December 31, 1995 and 1994, the three-month period ended December 31, 1993, and for the year ended September 30, 1993 was $3,980,408, $955,722, $132,078, and $494,793, respectively.

         Maintenance and repair expense for the year ended December 31, 1995 and 1994, the three-month period ended December 31, 1993, and for the year ended September 30, 1993, was $603,971, $774,071, $97,845 and $365,000, respectively.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  GOODWILL

         Goodwill at December 31, 1994 relates principally to the Company's Renewable Energy Ireland Limited and Wolverine operations and consists of the following as of December 31, 1995 and 1994 (in thousands):

                                                      1995        1994
                                                      ----        ----
Subject to 40 yr. straight-line amortization         $   402     $12,457
Subject to 20 yr. straight-line amortization           1,167        --
Subject to 5 - 15 yr. straight-line amortization        --         1,416
                                                     -------     -------
                                                       1,569      13,873
Less accumulated amortization                             20         246
                                                     -------     -------
     Total                                           $ 1,549     $13,627
                                                     =======     =======

NOTE 10.         INVESTMENTS

         The Company's investments in, and advances to, unconsolidated affiliates consists of the following as of December 31, 1995 and 1994 (in thousands):

                                           1995        1994
                                           ----        ----

Photocomm, Inc.                   48%     $12,895     $ --
Fujian Hydro Project              12%       3,500
New World Entec S.A               50%        --        3,905
San Jacinto Power Company         50%         100        815
                                          -------     ------
                                          $16,495     $4,720
                                          =======     ======

         The equity earnings in unconsolidated affiliates is as follows (in thousands):

                                                                               Three month
                                  Year ended             Year ended           period ended               Year ended
                              December 31, 1995       December 31, 1994      December 31, 1993         September 30, 1993
                              -----------------       -----------------      -----------------         ------------------
Photocomm, Inc.                   $   156                  $--                    $--                    $--
New World Entec S.A                (4,331)                  (950)                  (112)                  --
San Jacinto Power Company             (24)                    39                   --                     --
Fujian Hydro Project                 --                     --                     --                     --
                                  -------                  -----                  -----                  ----
                                  $(4,199)                 $(911)                 $(112)                 $--
                                  =======                  =====                  =====                  ====

         During 1995, the Company recorded impairment charges related to its equity investments as follows (in thousands):

                                                  Amount
                                                  ------
Fujian Hydro Project                              $5,342
San Jacinto Power Company                            646

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.         OTHER NON-CURRENT ASSETS

         At December 31, 1995 and December 31, 1994, other non-current assets consists of the following (in thousands):

                                                        1995               1994
                                                        ----               ----
Deferred project costs                                 $3,080             $2,589
Debt issue costs                                          980               --
Other                                                     667              1,838
                                                       ------             ------
                                                       $4,727             $4,427
                                                       ======             ======

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following as of December 31, 1995 and 1994 (in thousands):

                                                          1995             1994
                                                          ----             ----
Accounts payable                                         $4,387           $6,384
Accrued interest expense                                    599              124
Accrued warranty liabilities                                102              145
Accrued property taxes                                     --                133
Commissions payable                                        --                 24
Accrued liabilities                                       1,028            1,091
Other current liabilities                                 1,033            1,019
                                                         ------           ------
     Total                                               $7,149           $8,920
                                                         ======           ======

NOTE 13.  DUE TO RELATED PARTIES

         Amounts due to related parties consist of the following at December 31, 1995 and 1994 (in thousands):

                                                            1995           1994
                                                            ----           ----
Sundial International Fund Ltd. (a)                        $3,615         $ --
Sundial International Fund Ltd. (b)                           550           --
Sundial International Fund Ltd. (c)                          --            2,200
Due to Solartec stockholders (d)                              463            275
Due to NWP stockholders (e)                                  --            1,000
Other related party notes                                    --              110
                                                           ------         ------
     Total                                                 $4,628         $3,585
                                                           ======         ======

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) On December 1, 1995, Sundial International Fund Limited ("Sundial"), a significant stockholder, exchanged its Class B Preferred Stock for a First Mortgage Note in the principal amount of $3,615,370 on the hydroelectric facilities of the Company's subsidiary, Wolverine Power Corp., located in Michigan. The Company also pledged 200 shares of Wolverine Power Corp., constituting all of the issued and outstanding stock of Wolverine. The note is payable, together with accrued interest at the LIBOR plus two percentage points on December 31, 1997. Notwithstanding the foregoing, principal and interest shall be due and payable upon written request ("Request Date") by the holder in seven equal quarterly installments of principal, each equal to five percent of the principal balance and a final installment in the amount of the unpaid principal, payable on each three-month anniversary of the Request Date. The Company received the written demand in accordance with the foregoing on December 1, 1995. Subsequent to December 31, 1995, the Company defaulted on this note and the loan was restructured (see Note 28). Because of uncertainties surrounding the Company's ability to comply with all of the revised loan provisions, the entire balance has been classified as current at December 31, 1995.

(b) On December 20, 1995, The New World Power Company Limited ("NWPCL"), an English subsidiary of the Company, sold its 0% Senior Secured Note due March 31, 1996 in the original amount of $550,000 to Sundial (see Note 21). The note is secured by substantially all of the assets of Wolverine Power Corporation. The Company has also pledged 700,000 common stock shares of REIL, a subsidiary of NWPCL, as collateral. Subsequent to December 31, 1995, the due date of the Note was extended (see Note 28).

(c) On December 30, 1994, NWPCL, sold its Exchangeable Senior Secured Guaranteed Note due December 29, 1995 in the original principal amount $2,200,000 and warrants to purchase 200,000 shares of the Company's common stock at an initial exercise price of $7.50 per share expiring January 14, 2000 to Sundial for $2,037,200 (as part of the transaction, Sundial surrendered warrants to purchase 125,000 shares of the Company's common stock at an initial exercise price of $15.00 per share expiring November 8, 1998). The effective interest rate on this loan is 8%. The loan was guaranteed by the Company, and secured by 2,900,000 shares of common stock (subject to adjustment) of Photocomm, a subsidiary of the Company. The loan was exchangeable at any time prior to December 29, 1995, for 325,925 shares (subject to adjustment) of the Company's common stock. Upon exchange of the loan, Sundial would also have the right to exchange warrants to purchase 200,000 shares of the Company's common stock at an initial exercise price of $15.00 per share expiring November 8, 1998 for warrants to purchase 400,000 shares of the Company's common stock at an initial exercise price of $7.50 per share expiring January 14, 2004. The Company used the majority of the net proceeds of the loan to purchase 87.5% of the outstanding stock of REIL, the owner of a 6.45 MW wind farm in Bellacorick, Ireland. This note was paid in full in December 1995 with concurrent release of the pledged Photocomm shares.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Relates to two unsecured notes payable to an officer and stockholders of Solartec in the amount of $462,500 and $275,000 at December 31, 1995 and 1994, respectively, bearing interest at an annual rate of 12% per annum.

(e) On December 30, 1994, the Company borrowed $1,000,000 from certain stockholders at an annual interest rate of 8% per annum. This amount, plus accrued interest, was repaid on February 10, 1995 out of the proceeds of the February 1995, Regulation S offering.

NOTE 14.         LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1995 and 1994 (in thousands):

                                                                                      1995        1994
                                                                                      ----        ----
8% convertible subordinated notes of $15,750,000 due July 31, 2000, issued with warrants to purchase 787,500 common shares, net of unamortized debt discount of $1,887,000 at December 31, 1995.  Effective interest rate 9.19%.
  Note is secured by, among other assets, the Company's investment in New World
  China, including the Fujian Hydroelectric Project and Photocomm                 $ 13,863      $     -

Notes payable due June 30, 1999, interest at LIBOR plus 1.75%, secured by
  assets of the Company's U.K. wind farms.                                            8,422        6,150

Notes payable due November 30, 2002, interest at Dublin Interbank Market plus
  1.75%, secured by substantially all of the assets of Renewable Energy
  Ireland, LTD.                                                                       1,846            -

Short term notes payable to banks by Solartec.                                          549            -

Notes payable due November 30, 1997, interest at 10.63%, secured by land and
  buildings of Photocomm.                                                                 -          494

Notes payable due 1999, interest at 5%, collateralized by land and buildings
  of Photocomm.                                                                           -          323

Various notes payable due from 1996 to 1998, interest rates of 8-10%.                   774        1,125

Other                                                                                   161            -
                                                                                   --------      -------
     Total                                                                           25,615        8,092

     Less current portion                                                            17,966          187
                                                                                   --------      -------
     Long-term portion                                                             $  7,649      $ 7,905
                                                                                   ========      =======

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Subsequent to December 31, 1995, the Company defaulted on its 8% convertible subordinated notes, and the debt was restructured (see Note 28). As described in Note 28, the Company must comply with certain debt covenants under the restructured agreement, and due to uncertainties surrounding the Company's ability to comply with certain of these covenants during 1996, the entire balance has been classified as current. Additionally, various of the Company's long-term debt agreements contain numerous restrictive covenants including in addition to others, the inability to upstream to the Company revenue generated by the U.K. wind farms and others.

         The aggregate scheduled maturities and sinking fund requirements of long-term debt as of December 31, 1995 for each of the next five years, after adjustment for certain mandatory prepayments as required by the restructured lending agreements, are as follows (in thousands):

                   Year                               Amount
                   ----                               ------
                   1996                              $17,966
                   1997                                3,091
                   1998                                3,347
                   1999                                  257
                   Thereafter                            954
                                                     -------
                   Total                             $25,615
                                                     =======

NOTE 15.  LEASES

Capital Lease Obligations

         The Company is obligated under capital leases related to wind turbines and other wind power generation and transmission equipment. These leases expire on various dates through 1998. The accompanying consolidated balance sheet includes equipment leases aggregating $29,035 and $121,035 as of December 31, 1995 and 1994, respectively.

         The present value of future minimum capital lease payments as of December 31, 1995:

Year ending December 31:                                                 Amount
                                                                         ------
          1996                                                          $ 91,593
          1997                                                            74,609
          1998                                                             8,389
          Thereafter                                                           -
                                                                        --------
Total minimum rent payments                                              174,591
Less amount representing interest                                         15,040
                                                                        --------
   Present value of future minimum capital lease payment                 159,551
Less current installments                                                 83,537
                                                                        --------
   Obligations under capital leases, excluding current installments     $ 76,014
                                                                        ========

Operating Leases

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         All of the Company's wind power generation facilities are located on land leased by the Company under various non-cancelable operating lease agreements that expire through 2019. Such leases generally contain renewal options which give the Company the right to extend the leases at lease rates to be negotiated at the time of lease renewal. The leases provide for the Company to pay rent based on wind power generation revenues but not less than a fixed base rental payment. In addition, the Company has certain equipment and buildings under non-cancelable operating leases. Rental expense for the year ended December 31, 1995 and 1994, the three-month period ended December 31, 1993 and the year ended September 30, 1993, was $529,147, $566,039,
         $92,571 and $363,314, respectively.

         Future minimum rental payments under non-cancelable operating leases are as follows (in thousands):

         Year ending December 31:                          Amount
                                                           ------
               1996                                      $     379
               1997                                            379
               1998                                            351
               1999                                            339
               2000                                            327
               Thereafter                                    3,242
                                                         ---------
         Total minimum rent payment                      $   5,017
                                                         =========

NOTE 16. LITIGATION

Kenetech Windpower, Inc.

         On January 30, 1995, Kenetech Windpower, Inc. ("Kenetech") filed a patent infringement suit in the United States federal court for the Northern District of California against the Company and Enercon GmbH ("Enercon") relating to the proposed use of Enercon E-40 wind turbines at the Company's planned wind power generating facility in Big Springs, Texas. The suit alleges that the use of the Enercon turbines in the United States would violate certain Kenetech patents and seeks an injunction and unspecified damages. The Company reviewed the Kenetech patents in detail and investigated the Enercon technology well before the suit was filed and, based on such reviews and investigations, believes that neither the Enercon turbine nor its mode of operation infringes on any claims of any of Kenetech's patents. Accordingly, the Company believes that the Kenetech suit is without merit and therefore, the ultimate resolution will not have a material adverse effect on the Company's financial position. The Company intends to vigorously contest the suit. There can be no assurance, however, that the Company will prevail in its defense of the suit and that an injunction and/or monetary damages will not be imposed against the Company (see Note 28).

Energy Unlimited

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has brought an arbitration proceeding against Energy Unlimited, Inc. and its affiliates seeking damages for breach of a settlement agreement entered into in 1993. The respondents have asserted claims for recision of the settlement agreement and breach of contract. The Company intends to pursue vigorously its claims in the arbitration proceeding and believes that the defendants' claims and defenses lack substantial merit (see Note 28).

Wolverine License Applications

         The Federal Power Act requires that all hydroelectric facilities operating on navigable streams obtain a license from the Federal Energy Regulatory Commission ("FERC"). The Company's applications for licenses for its Michigan hydroelectric facilities have been accepted and are pending final action. In connection with the licensing process, the Michigan Department of Natural Resources ("MDNR") recommended that the Company be required to modify its existing method of operation to the run-of-the-river method. Although it is not possible to predict what conditions will be imposed by the FERC, the Company believes that the FERC will require a change in the method of operation within the next three to five years so as to release a minimum daily flow of water. If the FERC were to require a change to the run-of-the-river method of operation, it would adversely affect the Company's power production from these facilities and materially reduce power production revenue unless the Company retrofits these facilities. Minimum flow operation would not affect power production at the three upstream facilities but would reduce peak-period energy capacity and revenue at the downstream facility unless the Company retrofitted the facility for minimum flow operation. Retrofitting the downstream facility for minimum flow operation would cost approximately $300,000 and take approximately one year to complete.

Pacific Gas & Electric Company

         The Company was a member of the plaintiff class in a suit against Pacific Gas & Electric Company ("PG&E") based on PG&E's refusal to offer higher rates under its power purchase contracts in the early 1980s. In January 1992, the Company and other members of the class entered into a settlement agreement which was approved by the California Supreme Court in November 1992. The Company recognized approximately $1,331,000 in other income in September 1993 upon confirmation of the specific settlement amount.

         The Company is also subject to certain other legal proceedings and claims, including a threatened suit by certain alleged creditors to commence an involuntary bankruptcy against the Company unless the creditors are paid in full. It is management's opinion that the ultimate resolution of the aforementioned claims will not have a material adverse effect on the Company's consolidated financial position.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. OTHER COMMITMENTS AND CONTINGENCIES

Performance Bond

         In connection with the Company's proposal to construct a hydroelectric facility at Anderson Falls, Argentina, the Company was required to post a $1 million performance bond. The Company's liquidity problems have halted the construction of this facility and therefore the Company faces the risk that this bond may be called. Management is currently seeking a buyer for this development project who would assume the Company's obligations under the performance bond. The Company has recorded a reserve for its estimated exposure with respect to this project.

Asset Sales

         As discussed in Note 28 to the financial statements, in order to satisfy the terms of the restructured 8% convertible subordinate note, the Company must sell certain assets or securities for specified minimum amounts during 1996. Under the restructured agreement, the Company must sell assets for minimum proceeds of $10 million on or before July 31, 1996, with cumulative proceeds from the sale of assets increasing to $27 million by November 30, 1996. A portion of the proceeds from the sale of these assets is to be used to reduce the obligations outstanding under the agreement. Failure to obtain sufficient proceeds and make the related debt payments would constitute a breach of the amended agreement and result in the debt becoming callable by the lender.

Capital Expenditures

         Under the power purchase contract with Consumers Power Company ("Consumers"), the Company is required to expend approximately $2.5 million for the rehabilitation of its Wolverine hydroelectric facilities prior to December 31, 1995. Through December 31, 1995, the Company had made qualifying capital expenditures of approximately $2.115 million. In addition, the Company is currently re-negotiating the terms of the Consumers' power purchase contract, as the established contract rates expired December 31, 1995. Management anticipates resolving the current non-compliance regarding the rehabilitation funding requirement and reaching agreement on a new power purchase contract. Failure to reach agreement regarding these matters may result in the termination of the relationship by Consumers. To date, Consumers has not sought to terminate the contract or suggest that it may seek other relief.

NOTE 18. MINORITY INTERESTS

         In May 1994, the Company acquired all of the common stock held by the minority shareholders of two of the Company's majority-owned subsidiaries, Arcadian and Wolverine, eliminating the previous minority interest. Due to cumulative losses at these companies prior to September 30, 1993, there was no minority interest shown on the consolidated balance sheet.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The minority interest in consolidated subsidiary companies is as follows (in thousands):

                                                               Minority Share
                                Minority      December 31,      of 1995 Net
                               Interest %         1995         Income (Loss)
                               ----------         ----         -------------
REIL (Bellacorick)               12-1/2%            634                 14
Solartec S.A.                      49%              689               (298)
                                                -------          ---------
     Total                                      $ 1,323          $    (284)
                                                =======          =========

NOTE 19.         INCOME TAXES

         As discussed in Note 1, the Company adopted FAS 109 as of October 1, 1993. There was no cumulative effect of this change in accounting for income taxes as of October 1, 1993 and, therefore, the prior years' financial statements have not been restated to apply the provisions of FAS 109.

         Income tax expense (benefit) attributable to income from continuing operations consists of:

                                         CURRENT        DEFERRED         TOTAL
                                         -------        --------         -----
Year ended December 31, 1995:
   U.S. federal                         $     --        $     --        $     --
   State and local                        (1,315)             --          (1,315)
   Foreign                                23,911              --          23,911
                                        --------        --------        --------
                                          22,596        $     --          22,596
                                        ========        ========        ========

Year ended December 31, 1994:
   U.S. federal                         $     --        $     --        $     --
   State and local                        44,427              --          44,427
   Foreign                                60,000              --          60,000
                                        --------        --------        --------
                                        $104,427        $     --        $104,427
                                        ========        ========        ========

Three months ended December 31, 1993:
   U.S. federal                         $     --        $     --        $     --
   State and local                         3,186              --           3,186
                                        --------        --------        --------
                                           3,186        $     --           3,186
                                        ========        ========        ========

Year ended September 30, 1993:
   U.S. federal                         $321,723        $     --        $321,723
   State and local                       173,222              --         173,222
                                        --------        --------        --------
                                        $494,945        $     --        $494,945
                                        ========        ========        ========

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between the effective income tax rate and the statutory U.S. federal income tax rate for the year ended December 31, 1995 are as follows:

                                                       Percentage
                                                       ----------
Statutory U.S. Federal Income Tax benefit                (34.0%)
Loss without benefit                                       7.0%
Temporary difference without benefit                      27.3%
Other                                                     (0.3%)
                                                         -----
                                                             0%
                                                         =====

         No current or deferred U.S. federal tax expense or benefit has been recorded due to the significant consolidated tax loss and the less than likely realization of deferred tax benefits. The state, local and foreign tax expense relates to tax expense in certain jurisdictions where one or more of a Company's subsidiaries have generated net taxable income on a separate company basis.

         The Company and subsidiaries have previously incurred net operating losses for financial reporting purposes, some of which may be available as carryforwards to offset future taxable income. The tax effects of temporary differences and carryforwards which give rise to future income tax benefits and payables at December 31, 1995 are as follows:

Non-current assets:
     Net operating loss carryforwards                              $ 10,798,304
,904
     Loss on impairment                                              11,592,838
     Tax credit carryforwards                                           595,000
     Discontinued operations                                            221,742
     Other                                                              111,766
     Valuation allowance                                            (23,185,187)
                                                                   ------------
            Net non-current asset                                       134,463
                                                                   ------------
Non-current liabilities:
     Depreciation                                                       134,463
                                                                   ------------
            Net non-current liability                                   134,463
                                                                   ------------
Net deferred tax                                                   $       --
                                                                   ============

         The tax credit carryforwards of $595,000 expire by 2002. At December 31, 1995 the Company has net operating loss carryforwards which expire as follows:

Expiring               Federal          State          Foreign          Total
- --------               -------          -----          -------          -----
1996-2002            $ 2,368,476     $13,143,154     $   830,000     $16,341,630
2003-2010             24,947,874       5,718,021           --         30,665,895
                     -----------     -----------     -----------     -----------
Total                $27,316,350     $18,861,175     $   830,000     $47,007,525
                     ===========     ===========     ===========     ===========

         A full valuation allowance has been recorded against the deferred taxes as realization is considered not more likely than not as of December 31, 1995 and 1994.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Due in part to the transactions described in Note 4, where stock of the Company was transferred, ownership changes have occurred which will result in a limitation on the utilization of net operating losses under Section 382 and 383 of the Internal Revenue Code. These Sections provide that any future realization will be subject to annual limitation based on the value of the Company at the time an ownership change occurred. In addition, $2,296,398 of the federal net operating loss carryforward relate to losses of Northern Power Systems Inc. which was acquired in 1993. These acquired losses can only be utilized to offset future income of Northern Power Systems. The federal net operating loss carryforward may further be subject to limitation based upon the consolidated tax return loss disallowance rules which provide that any loss incurred with respect to the sale or worthlessness of stock of a subsidiary may be limited or disallowed.

NOTE 20. SERIES B PREFERRED STOCK

         On December 31, 1992, the Company issued and sold 375,000 shares of the Company's Series B Cumulative Redeemable Exchangeable Preferred Stock and warrants to purchase 375,000 shares of the Company's common stock. The warrants entitle the holder to purchase common stock for $8.00 per share (subject to anti-dilution adjustment) until December 31, 1997. The Series B Preferred Stock is exchangeable after January 1, 1996 into Wolverine's First Mortgage Notes (at a rate of $8.00 in principal amount for each share exchanged plus accrued dividends), and is exchangeable prior to that date only in the event of a material adverse change in the business or financial condition of the Company or Wolverine. The Series B Preferred Stock is redeemable by the Company at $8.00 per share, plus accrued dividends, after January 1, 1996. Dividends on the Series B Preferred Stock are cumulative at the annual rate of 6.5% and payable through the issuance of units (one unit for each $8.00 in accrued but unpaid dividends) each consisting of one share of Series B Preferred Stock and a warrant for one share of common stock having the same terms as the warrant issued in connection with the purchase of the Series B Preferred Stock. As of December 31, 1994, the Company accrued $214,429 of Series B Preferred Stock dividends. The transaction was valued so as to allocate $2,625,000 to the Series B Preferred Stock and $375,000 to the warrants. The resulting discount to the $3,000,000 face value of the stock will be amortized over five years.

         On December 1, 1995, the holder of the Series B Preferred Stock exercised its option to exchange the Series B Preferred Stock for a Wolverine First Mortgage Note in the amount of $3,615,370 and 76,921 warrants, expiring on December 31, 1997, with interest at the LIBOR + 2% points to purchase common stock at an exercise price of $8.00 per share. At the date of the transaction, the Company charged the remaining unamortized discount associated with the Series B Preferred Stock issuance to additional paid-in-capital. The value of the warrants issued with the transaction were determined to be de minimus.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. CAPITAL STOCK

Common Stock

         At the annual meeting of stockholders held on June 22, 1995, the shareholders approved an increase of authorized shares from 20,000,000 to 40,000,000.

         On January 11, 1994, the Company agreed to acquire all stock held by Fayette Manufacturing Corporation in Arcadian Power Corporation and Wolverine. The acquisition of the Arcadian stock took place in connection with the merger of Arcadian into a wholly-owned subsidiary of the Company. In connection with the merger, the minority shareholders of Arcadian received 93,504 shares of common stock issued by the Company. The acquisition of the Wolverine shares occurred upon closing of the Arcadian merger required the payment of $400,000 to Fayette and the issuance of warrants for 25,000 shares of common stock.

         In March 1994, the Company sold 1,500,000 units, at $11.50 per unit, in an offshore offering pursuant to Regulation S under the Securities Act of 1933. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an initial exercise price of $15.00 per share expiring November 8, 1998. The Company has the right to redeem the warrants at $.01 per warrant upon not less than 30 days notice, if the closing price of the common stock for the 20 consecutive trading days immediately preceding the date of such notice equals or exceeds 150% of the initial exercise price of the warrants. The Company received approximately $15,744,460 in net proceeds after deducting fees for the placement agent, legal fees and other expenses of approximately $1,504,540. The placement agent also received warrants to purchase up to 150,000 units at an initial exercise price of $13.80 per unit expiring March 3, 1999.

         In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse jointly to develop, market, construct and own renewable power projects, such as utility-scale wind farms, off-grid generating systems and wireless photovoltaic systems. Under the agreement, the Company and Westinghouse will jointly market the Company's renewable power projects and products and Westinghouse will have the option to participate with the Company in renewable power projects. In consideration of Westinghouse's obligations under the agreement, the Company agreed to issue to Westinghouse up to 459,770 shares of the Company's common stock, in installments, over a four-year period (of which 93,504 shares were issued in 1994) and Incentive Warrants which will enable Westinghouse to purchase up to 819,778 shares of the Company's common stock, based upon certain operating revenue targets for the Company. At December 31, 1995, management was uncertain as to the future benefits to be derived from this business alliance. As a result, previously recorded goodwill of approximately $800,000 was written-off and included within the 1995 impairment charge. Additionally, the Company had not issued approximately 90,000 shares of common stock and other securities issuable pursuant to this agreement pending future discussions with Westinghouse.

         In July 1994, Westinghouse and the Company entered into a purchase agreement pursuant to which the Company issued 465,780 shares of common stock to Westinghouse in exchange for (i) 1,800,000 shares of common stock of Photocomm,
(ii) 8,690 shares of Series B Convertible Preferred Stock of Photocomm, and
(iii) a Subordinated Convertible Debenture in the original principal amount of $250,000. In addition, the Company issued 29,357 shares for an account receivable in the amount of $304,000 which was owed to Westinghouse by Photocomm.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In August 1994, the Company sold 1,150,000 units, at $11.00 per unit, in an offshore offering pursuant to Regulation S under the Securities Act of 1993. Each unit consists of one share of common stock and a warrant to purchase one share of Common Stock at an initial exercise price of $15.00 per share expiring November 8, 1998. The Company has the right to redeem the warrants at $.01 per warrant upon not less than 30 days notice, if the closing price of the common stock for the 20 consecutive trading days immediately preceding the date of such notice equals or exceeds 150% of the initial exercise price of the warrants. The Company received approximately $11,453,686 in net proceeds after deducting the placement agent, legal fees and other expenses of approximately $1,196,314. The placement agent also received warrants to purchase up to 115,000 units at an initial exercise price of $13.20 per unit expiring August 30, 1999.

         In February 1995, The New World Power Company Limited, a wholly owned subsidiary of the Company, acquired 87.5% of REIL, the owner and operator of a
6.45 MW wind farm in Bellacorick, Ireland, in exchange for $1,700,000 and 104,082 shares of the Company's common stock valued at $637,500.

         In February 1995, the Company sold 1,500,000 units, at $6.00 per unit, plus the surrender of prior warrants to purchase one share of common stock at an initial exercise price of $15.00 per share expiring November 8, 1998 in an offshore offering pursuant to Regulation S under the Securities Act of 1933. Each unit consists of one share of common stock and two warrants, each to purchase one share of common stock at an initial exercise price of $7.50 expiring January 14, 2000. The Company has the right to redeem the warrants at $.01 per warrant upon not less than 30 days notice, if the closing price of the common stock for the twenty consecutive trading days immediately preceding the date of such notice equals or exceeds $15.00. The Company received approximately $8.2 million in net proceeds after deducting fees for the placement agent of approximately $720,000 and legal fees and other expenses of approximately $80,000. The placement agent also received warrants to purchase 150,000 units at an initial exercise price of $7.20 per unit expiring January 14, 2000 as part of the placement agent fee. The placement agent subsequently purchased 120,000 units for $720,000 from the Company.

         On August 15, 1995, in connection with its investment in the Fujian Chang Ping Hydro Company, Ltd., the Company issued 715,000 shares of common stock (see Note 4).

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 1995 and December 31, 1994, the Company had outstanding warrants of 8,046,949 and 5,223,528, respectively, of which 819,778 were not exercisable at both dates. The outstanding warrants' exercise price range from $3.00 to $15.00 at both dates. Subsequent to December 31, 1995, the exercise price of certain of the warrants were adjusted (see Note 28).

NOTE 22. STOCK OPTION PLAN

         In May 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan") pursuant to which it may issue awards and options to purchase up to 500,000 shares of common stock to its employees, directors and consultants. On January 31, 1995, the Plan was amended, increasing the number of shares authorized for options under the Plan to 2,000,000 shares. The 1993 Stock Incentive Plan replaced the Company's 1989 Stock Incentive Plan, except as to options for 584,067 shares which were then outstanding under the 1989 Plan. Options to purchase Common Stock at December 31, 1995 and 1994, and September 30, 1993, are shown below.

                                                      1995        1994        1993
                                                      ----        ----        ----
Options outstanding, beginning of year               578,422     568,210     577,400
Exercised during the year (at $3.00 per share)          --          --        20,000
Forfeitures during the year                             --          --          --
Granted during the year                            1,457,665      10,212      10,810
                                                   ---------     -------     -------
Outstanding, end of year
   (at prices ranging from $3.00 to $12.00)        2,036,087     578,422     568,210
                                                   =========     =======     =======
Eligible for exercise, end of year                   613,606     578,422     568,210
                                                   =========     =======     =======

         The Company also issued to directors and officers of the Company 583,350 other options to purchase common stock at prices ranging from $3.30 to $9.375. Of these options, 83,350 are currently exercisable, 250,000 are exercisable after November 1998 and 250,000 have been forfeited.

NOTE 23. RELATED PARTY TRANSACTIONS

         In addition to the related party transactions described in Note 13, the Company had the following related party transactions:

         In fiscal 1989, Arcadian and Wolverine entered into management agreements with a corporation controlled by a major stockholder and principal officer of the Company to provide certain management services. The Company and its subsidiaries incurred management fees under these agreements of $476,000, $480,000, $120,000 and $480,000 during the years ended December 31, 1995 and 1994, the three-month period ended December 31, 1993 and the year ended September 30, 1993, respectively.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In May 1995, the Company entered into a ten year lease agreement with the same stockholder for it's new corporate headquarters. The lease requires annual payments of $42,000 with annual increases based on the Consumer Price Index. In 1995, the Company satisfied the annual rent payment, for the new corporate headquarters, through the forgiveness of a receivable from the same major stockholder and principal officer.

         Since March 1991, the Company's former corporate headquarters have been subleased from this same stockholder. Lease payments of $14,400, $14,400, $3,600 and $14,400 were made during the years ended December 31, 1995 and 1994, the three-month period ended December 31, 1993 and the year ended September 30, 1993, respectively.

         In fiscal 1993, the Company contracted with a construction company owned by the same stockholder for leasehold improvements to the Company's new corporate headquarters. Through fiscal 1995, $1,515,532 of construction payments were made under this agreement.

         A company controlled by another major stockholder and director of the Company acted as placement agent in the offshore offerings completed by the Company in May 1993, November 1993, March 1994, August 1994 and February 1995 (see Note 20). The Company paid the placement agent fees totaling $4,236,000 in connection with these offerings. In connection with the May 1993 offering, the placement agent received warrants to purchase 85,000 shares of common stock at an initial exercise price of $10.80 per share expiring May 24, 1998. In connection with the November 1993 offering, the placement agent received warrants to purchase 64,000 units at an initial exercise price of $12.00 per unit expiring November 8, 1998. In connection with the March 1994 offering, the placement agent received warrants to purchase 150,000 units at an initial exercise price of $13.80 per unit expiring March 3, 1999. In connection with the August 1994 offering, the placement agent received warrants to purchase 115,000 units at an initial exercise price of $13.20 per unit expiring August 30, 1999. In connection with the February 1995 offering, the placement agent received warrants to purchase up to 150,000 units at $7.20 per unit expiring January 14, 2000. The placement agent fee related to this offering was paid by the Company through the issuance of 120,000 shares of common stock. In addition, during 1994 the Company paid the placement agent a $61,116 fee in connection with the placement of the $2.2 million promissory note (see Note 13). Further, during 1995, the placement agent purchased $2,622,000 of the 8% convertible subordinated notes.

         Subsequent to December 31, 1995, the Company entered into consulting agreements with certain stockholders to perform services in connection with the Company's restructuring plans as described in Note 2.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.         SEGMENT INFORMATION

         The Company's operations are classified into four segments: grid power production, grid power services, wireless power sales and other products and services. Facilities within the grid power production segment sell electricity generated by wind farms and hydroelectric plants to customers under long-term power sales contracts. The grid power services segment provide installation, operation, maintenance, repair and retrofit services to the wind farm power industry, which was discounted during 1995 (Note 13). Operations within the wireless power segment include the manufacture, assembly and installation of renewable power generating systems. The other products and services segment designs, develops, manufactures and installs wind turbines, and are included within corporate, eliminations and others.

         The following table shows assets and other financial information by segment and geographical area for the year ended December 31, 1995 and 1994, the three-month period ended December 31, 1993 and the year ended September 30, 1993 (in thousands).

                                               Year                      Three Months
                                               Ended      Year Ended         Ended      Year Ended
                                            December 31,  December 31,   December 31,   September 30,
                                                1995           1994          1993          1993
                                                ----           ----          ----          ----
Operating revenue:
    Grid Power Production                    $  7,735      $  3,129      $    275        $  1,730
    Wireless Power Sales                        8,647        18,878           430           1,432
    Corporate, Eliminations and others             (9)          901           (15)            810
                                             --------      --------      --------        --------
       Total operating revenue               $ 16,373      $ 22,908      $    690        $  3,972
                                             ========      ========      ========        ========
Operating (loss) profit:
    Grid Power Production                    $(26,562)         (946)         (431)            206
    Wireless Power Sales                       (1,472)          332          (281)           (232)
    Corporate, Eliminations and others         (9,739)       (5,644)          846          (2,190)
                                             --------      --------      --------        --------
       Total operating (loss) profit         $(37,773)     $ (6,258)     $    134        $ (2,216)
                                             ========      ========      ========        ========

Assets at December 31:
    Grid Power Production                    $ 31,791      $ 31,654      $  8,724        $ 15,865
    Wireless Power Sales                       17,840        12,607         2,022           2,193
    Corporate, Eliminations and others         15,765        29,912        19,222           4,920
                                             --------      --------      --------        --------
       Consolidated assets                   $ 65,396      $ 74,173      $ 29,968        $ 22,978
                                             ========      ========      ========        ========
Capital expenditures:
    Grid Power Production                    $  5,281      $ 22,543      $    315        $  1,678
    Wireless Power Sales                            5         2,773           128           1,010
    Corporate, Eliminations and others          1,392          (227)          509             342
                                             --------      --------      --------        --------
       Consolidated capital expenditures     $  6,678      $ 25,089      $    952        $  3,030
                                             ========      ========      ========        ========
Depreciation and amortization
    Grid Power Production                    $  3,434      $    389      $     58        $    403
    Wireless Power Sales                           18           124            16              49
    Corporate, Eliminations and others            528           442            58              85
                                             --------      --------      --------        --------
       Consolidated depreciation
          and amortization expense           $  3,980      $    955      $    132        $    537
                                             ========      ========      ========        ========

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Three Months
                                           Year Ended    Year Ended      Ended         Year Ended
                                          December 31,  December 31,  December 31,    September 30,
                                              1995          1994         1993             1993
                                              ----          ----         ----             ----
Impairment Charge:
    Grid Power Production                   $20,905        $  --         $  --           $  --
    Wireless Power Sales                      2,277           --            --              --
    Corporate, Eliminations and others        1,249           --            --              --
                                            -------        -------       -------         -------
       Consolidated impairment charge       $24,431        $  --         $  --           $  --
                                            =======        =======       =======         =======
Geographic Revenue:
    North America                           $ 5,233        $20,641       $   690         $ 3,972
    Central and South America                 5,831          1,939          --              --
    Europe                                    5,309            328          --              --
                                            -------        -------       -------         -------
       Consolidated Geographic Revenue      $16,373        $22,908       $   690         $ 3,972
                                            =======        =======       =======         =======
Geographic Assets:
    North America                           $29,192        $47,321       $29,968         $22,978
    Central and South America                 7,383          4,826          --              --
    Europe                                   25,321         22,026          --              --
    Asia                                      3,500           --            --              --
                                            -------        -------       -------         -------
       Consolidated Geographic Assets       $65,396        $74,173       $29,968         $22,978
                                            =======        =======       =======         =======

         Prior to 1994, two public utilities, Consumers Power Company of Michigan ("Consumers") and Pacific Gas & Electric of California ("PG&E"), each account for more than 10% of total revenues. In fiscal 1995 and 1994, no customer accounted for more than 10% of total revenue.

NOTE 25. FINANCIAL INSTRUMENTS

         By nature, all financial instruments involve risk, generally market risk arising from change in interest rates and credit risk. Financial instruments that potentially subject the company to credit risk consist primarily of cash deposits, accounts receivable, accounts payable and long-term debt. Statements of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 1995
                                                        ---------------------------
                                                        Carrying      Estimate Fair
                                                         Amount           Value
                                                         ------           -----
                                                             (In thousands)
Assets:
   Cash and cash equivalents                            $ 1,167           $1,167
   Cash restricted in use                                 4,670            4,670
   Notes receivable                                         186              186
Liabilities:
   Debt due to Related Parties                            4,919             --
   Long-term Debt                                        26,378             --

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and Cash Equivalents, Cash Restricted in use and Notes Receivable
         - The carrying amount is a reasonable estimate of fair value.

         Debt Due to Related Parties and Long-term Debt - It was not practicable to estimate the fair value of these financial instruments for 1995. See
         Note 13 and Note 14 for debt terms.

         The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates , and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

NOTE 26. CONCENTRATIONS OF RISK

         The Company derives all of its revenue from the production and sale of electric power generated from renewable sources and, to a lesser extent, the sale of products related to the renewable energy industry. As a result, the Company is subject to several concentrations of risk. A significant majority of the Company's revenues are derived from contracts for the sale of power to regulated public utilities. Under many of these contracts, the price for energy is subject to the utilities' "avoided cost". "Avoided cost" is affected by, among other factors, the availability and market price of oil, gas, and other energy sources. Additionally, the Company will have to renegotiate contracts with the utilities when the present contracts expire. Further, the renewable energy industry has, in the past, been subject to legislative and regulatory changes, and will likely continue to be affected by such factors for the foreseeable future.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27. CHANGE IN FISCAL YEAR

         The Company changed its fiscal year end from September to a calendar year end in 1994. The period October through December 1993 was a transition period.

NOTE 28. SUBSEQUENT EVENTS

Kenetech Litigation

         A hearing was held on January 12, 1996 relating to the patent infringement suit filed by Kenetech against the Company on January 30, 1995, where two motions were filed by Enercon GmbH and the Company. The first motion was granted and Kenetech's claim for relief based on actual patent infringement was dismissed. An initial determination decision was rendered by the International Trade Commission on May 31, 1996 for the second motion, denying the claim and affirming that Enercon equipment, if used in the United States, would infringe the asserted Kenetech patents. Final determination is expected on or before August 31, 1996, at which time an appeal is available. Management believes that the decision rendered is vulnerable to reversal and will be pursued. These proceedings are expected to be concluded without liability on the part of the Company other than incidental costs of defending.

Energy Unlimited Litigation

         On February 29, 1996, the Company entered into a Settlement and Asset Purchase Agreement with Energy Unlimited, Inc. and its affiliates. In connection with this agreement, the Company received $350,000 representing the purchase price of certain wind turbines as full and final settlement of all claims asserted in the arbitration.

Consumers Power Company Power Purchase Contract

         The rates under this power purchase contract were subject to negotiation on December 31, 1995. The Company has not yet been able to renegotiate its contract with Consumers Power Company and has extended its contract on a year to year basis under the conditions of the original contract.

Debt Restructuring

         During February and March 1996, the Company defaulted on three of its loan agreements, and as a result, was required to restructure those obligations. The more significant terms of these restructured agreements are as follows:

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         8% Secured Subordinated Notes Due July 31, 2000

         - The maturity date was changed from July 31, 2000 to July 31, 1997 or sooner if sinking fund balance is sufficient to redeem notes.

         - In addition to collateral in the Company's Photocomm shares and New World China investment, additional collateral was pledged as follows:

                  -        The Company's 51% share in Solartec
                  - The Company's 29% share of REIL, that is not otherwise encumbered
                  - The Company's 100% share of the Dona Julia development project
                  -        The Company's share in New World Power Texas Company
                  -        The Company's U.S. wind farm equipment
                  -        New World Power Company Limited's shares
                  - A second lien on the Company's United Kingdom wind farms
                  -        744,000 shares of the Company's common stock

         - Interest payments were restructured to include payments in the form of interest notes and warrants for the Company's common shares, as follows:

         February 15, 1996        $60 of notes and 40 warrants per $1,000 of
                                  outstanding subordinated notes
         July 31, 1996            $70 of notes and 50 warrants per $1,000 of
                                  outstanding subordinated notes or cash at an
                                  8% annual rate, at the Company's option
         January 31, 1997         Cash at an 8% annual rate
         July 31, 1997            Cash at an 8% annual rate

         The warrants will have a five year expiration date from the date of issue and the exercise price will be $1.75, subject to certain anti-dilution provisions.

         - The 8% secured subordinated notes are exchangeable into New Notes (as defined in the agreement). The New Notes are unsecured and mature on July 31, 2000 and are convertible into common shares at 65% to 75% of the common stock price, with a minimum conversion price of $1 and maximum price of $3.25. The New Notes are callable by the Company after the common stock closes above $7 for 20 days out of 30 trading days.

         - The Company will raise $10 million of net proceeds from the sale of assets or securities by July 31, 1996.

         - The Company will raise an additional $17 million of proceeds from the sale of assets or securities by November 30, 1996.

         - 100% of the proceeds from the sale of Photocomm shares and the Company's Solartec subsidiary must be placed in a sinking fund for the purpose of retiring the debt.

         - 70% of the proceeds from the sale of the United Kingdom wind farms, New World Power Texas Company, and New World Power Company Limited must be placed in a sinking fund for purposes of retiring debt.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         8% Secured Subordinated Notes Due July 31, 2000 continued

         - The exercise price of warrants originally issued with the debt was reset to $1.75 per share.

         - The $3.3 million of original proceeds from the loan held in escrow will be released from escrow to the Company for purposes of paying corporate expenses until July 1, 1996. Thereafter, any amounts remaining in escrow will be held as collateral against the loan.

         0% Senior Secured Note

         -        Face amount of the note was changed from $550,000 to $579,851.

         -        The maturity date was changed from March 31, 1996 to December
                  1, 1996.

         - The Company pledged additional collateral of 700,000 shares of Renewable Energy Ireland Limited as security.

         First Mortgage on Wolverine Power Corporation

         - The note was refinanced with principal payments rescheduled from seven quarterly payments commencing March 1, 1996 to four payments due December 1, 1996, March 1, 1997, June 1, 1997 and July 31, 1997.

         -        Interest was reset to LIBOR plus 2%.

         - An additional 500 shares of New World Power Company Ltd. were pledged as collateral.

         - Defaults under the old loan agreement were waived by the lender.

         - The lender surrendered approximately 1.1 million warrants to purchase common stock at exercise prices between $7.50 and $15.00 for 444,000 new warrants with an exercise price of $1.75.

         As a result of the debt restructuring described above, which requires the Company to make asset sales in 1996 in order to pay its debt obligations, the Company reclassified the 8% secured subordinated notes and First Mortgage on Wolverine to current obligations as of December 31, 1995 (Note 13 and 14).

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

         To the Board of Directors of
         The New World Power Corporation:

         Our audit of the consolidated financial statements referred to in our report dated June 27, 1996 listed in the accompanying index, which contains an explanatory paragraph with respect to substantial doubt about the Company's ability to continue as a going concern, also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




         Price Waterhouse LLP


         Hartford, CT
         June 27, 1996

                                     Sheet1

                        THE NEW WORLD POWER CORPORATION

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In thousands)

                       CONDENSED STATEMENT OF OPERATIONS
                     for the year ended December 31, 1995

                                                                1995
                                                                ----
Revenues                                                     $ 11,487
Cost of sales                                                  11,579
                                                             --------
Gross profit                                                      (92)
Research and development                                          426
Project development expense                                     4,361
General and administrative expenses                             7,833
Equity loss in non-consolidated affiliates                      4,199
Impairment charge                                              15,069
                                                             --------
Operating loss                                                (31,980)
Other expense                                                   1,835
Provision for income taxes                                          4
                                                             --------
Net loss                                                     $(33,819)
                                                             ========

                            CONDENSED BALANCE SHEET
                               December 31, 1995

                                                                1995
                                                                ----
Cash and cash equivalent                                     $     36
Other current assets                                           10,295
                                                             --------
    Total current assets                                       10,331
                                                             --------
Investments                                                    13,728
Due from subsidiaries                                           8,081
Property, plant, equipment and other non-current assets        12,011
                                                             --------
    Total assets                                             $ 44,151
                                                             ========

Current liabilities                                          $  5,908
Current portion of long-term debt                              15,197
                                                             --------
    Total current liabilities                                  21,105
                                                             --------
Long term debt, net of current portion                            124
Long term liabilities                                             836
Minority interest                                               1,323
                                                             --------
    Total liabilities                                          23,388
                                                             --------
Capital stock                                                  73,806
Accumulated deficit                                           (53,043)
                                                             --------
    Shareholders' equity                                       20,763
                                                             --------
Total liabilities and shareholders' equity                   $ 44,151
                                                             ========

                                    Sheet 1

                        THE NEW WORLD POWER CORPORATION

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In thousands)

                       CONDENSED STATEMENT OF CASH FLOWS
                      for the year ended December 31, 1995

                                                         1995
                                                         ----
Net cash used for operating activities                  $(7,810)
Net cash used for investing activities                  (11,365)
Net cash provided by financing activities                15,775
                                                        -------
Increase (decrease) in cash and equivalents              (3,400)
Cash and cash equivalents at the beginning of the year    3,436
                                                        -------
    Cash and cash equivalents at year end               $    36
                                                        =======

NOTES:

See the Company's consolidated financial statement as of, and for the year ended December 31, 1995, for a description of material contingencies, provisions for long-term obligations and guarantees of the registrant.