Form 10-Q
period 1996-03-31
NEW WORLD POWER CORPORATION
filed 1996-07-01
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended: March 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _______________

                         Commission file number: 0-18260

                         THE NEW WORLD POWER CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         52-1659436
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

           558 Lime Rock Road
         Lime Rock, Connecticut                                   06039
(Address of principal executive offices)                       (Zip code)

                                 (860) 435-4000
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

         The number of shares outstanding of the registrant's Common Stock as of March 31, 1996 and May 31, 1996 was 11,134,147 and 11,606,835, respectively.

                         THE NEW WORLD POWER CORPORATION

                          Quarterly Report on Form 1O-Q

                 For the Three-Month Period Ended March 31, 1996
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets                                        3
          Consolidated Statements of Operations                              4
          Consolidated Statements of Cash Flows                              5
          Consolidated Statement of  Stockholders' Equity                    7
          Notes to Consolidated Financial Statements                         8
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      10



                           PART II - OTHER INFORMATION


Item 5.  Other Matters                                                      17
Item 6.   Exhibits and Reports on Form 8-K                                  17
Signatures                                                                  19

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (Unaudited)

                                                                                    March 31, 1996    December 31, 1995
ASSETS                                                                     Notes    (Unaudited)
                                                                           -----    --------------    -----------------
     Current assets:
        Cash                                                                        $  1,454,098      $  1,166,780
        Cash restricted in use                                               4         4,348,009         4,669,554
        Accounts receivable                                                            3,106,636         6,498,933
        Inventories                                                                    1,638,060         6,125,674
        Other current assets                                                           1,783,323         1,937,985
                                                                                    ------------      ------------
             Total current assets                                                     12,330,126        20,398,926

     Notes receivable                                                                    185,600           185,600
     Property, plant and equipment, net                                               27,520,001        31,424,958
     Other non-current assets                                                          4,503,998         5,702,898
     Goodwill, net of accumulated amortization of $22,614 and $398,125                 1,546,724        10,971,715
     Investments                                                             2        15,852,367         3,600,000
                                                                                    ------------      ------------

             Total Assets                                                           $ 61,938,816      $ 72,284,097
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable and accrued liabilities                                    $  7,671,727      $  9,164,517
        Current portion of long term debt                                             17,898,122        17,981,133
        Due to related parties                                                         4,627,870         4,918,927
        Current portion of capital lease obligations                                      89,532            83,537
                                                                                    ------------      ------------
             Total current liabilities                                                30,287,251        32,148,114

     Long-term portion of long-term debt                                               8,048,035         8,397,075
     Long-term portion of capital lease obligations                                       52,617            76,014
     Other non-current liabilities                                                     4,773,618         5,497,644
                                                                                    ------------      ------------
             Total liabilities                                                        43,161,521        46,118,847

     Minority interests in consolidated subsidiaries                         3         1,340,895         5,142,000

     Stockholders' equity:
        Common stock $.01 par value, 40,000,000 shares authorized
             and 11,134,147 shares issued and outstanding                                111,341           111,341
        Currency translation adjustments                                                 539,307           778,838
        Additional paid-in capital                                                    80,482,641        79,857,172
        Accumulated deficit                                                          (63,696,889)      (59,724,101)
                                                                                    ------------      ------------
             Total stockholders' equity                                               17,436,400        21,023,250
                                                                                    ------------      ------------

             Total liabilities and stockholders' equity                             $ 61,938,816      $ 72,284,097
                                                                                    ============      ============

          See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                   Notes              1996               1995
                                                                   -----              -----              ----
Operating revenue:
        Grid power production revenues                                           $  2,186,230       $  2,120,847
        Grid power services revenues                                                        0            358,871
        Wireless power sales                                                        2,304,379          6,770,675
        Other products and services                                                   251,419            324,052
                                                                                 ------------       ------------
               Total operating  revenue                                             4,742,028          9,574,445
                                                                                 ------------       ------------

Cost of operations:
        Grid power production                                                       1,745,330            870,352
        Grid power services                                                                 0            301,162
        Wireless power                                                              1,847,766          5,212,257
        Other products and services                                                   256,560            340,626
                                                                                 ------------       ------------
               Total cost of operations                                             3,849,656          6,724,397
                                                                                 ------------       ------------

Gross profit:
        Grid power production                                                         440,900          1,250,495
        Grid power services                                                                 0             57,709
        Wireless power                                                                456,613          1,558,418
        Other products and services                                                    (5,141)           (16,574)
                                                                                 ------------       ------------
               Total gross profit                                                     892,372          2,850,048
                                                                                 ------------       ------------

Research and development expenses                                                         370             28,722

Project development expenses                                                          614,011            449,125

Selling, general and administrative expenses                                        1,966,571          2,283,493
                                                                                 ------------       ------------

               Operating income (loss)                                             (1,688,580)            88,708
                                                                                 ------------       ------------

Other income (expense):
        Interest expense                                                           (1,089,281)          (354,652)
        Interest income                                                                68,207            161,434
        Net equity earnings (loss) of non-consolidated affiliates    2                 62,358             (9,732)
        Minority interests in consolidated subsidiaries              3                (17,712)          (107,031)
        Other                                                                          43,070            485,309
                                                                                 ------------       ------------
               Total other income (expense)                                          (933,358)           175,328
                                                                                 ------------       ------------

Income (loss) before taxes                                                         (2,621,938)           264,036
        Provision for income taxes                                                     19,896            158,467
                                                                                 ------------       ------------
               Net income (loss)                                                   (2,641,834)           105,569

Series B preferred stock dividend                                                           0             55,403
Series B preferred stock discount amortization                                              0             18,750
                                                                                 ------------       ------------

               Net income (loss) attributable to common shares                   ($ 2,641,834)      $     31,416
                                                                                 ============       ============


(Loss) per common share:
        Net (loss)                                                              ($       0.24)      $       0.01
        Series B dividend preferred stock                                        $       0.00      ($       0.01)
        Series B discount amortization preferred stock                           $       0.00       $       0.00
                                                                                 ============       ============
        Net (loss) attributable to common shares                                 $       0.00       $       0.00
                                                                                 ============       ============

Weighted-average number of shares                                                  11,134,147          9,652,210
                                                                                 ============       ============

          See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                  Notes         1996              1995
                                                                                  -----         -----             ----

Cash flows from operating activities:
        Net income (loss)                                                                   ($ 2,641,834)   $    105,569
        Adjustments to reconcile net earnings to net cash
        used in operating activities:
             Depreciation and amortization                                                     1,195,745         495,167
             Amortization of goodwill                                                              2,510          64,783
             Amortization of Series B preferred stock offering costs                                   0          10,062
             Amortization of debt discount                                                       314,442               0
             Minority interest in net income of consolidated subsidiaries           3             17,712         107,031
             Net equity (earnings) loss in non-consolidated affiliates              2            (62,358)          9,732
             Changes in assets and liabilities, net of effect of acquisitions:
                  Decrease (increase) in accounts receivable                                   1,509,362      (1,950,933)
                  Decrease (increase) in inventories                                             233,110        (670,667)
                  (Increase) decrease in other current assets                                   (223,333)        103,119
                  Increase (decrease) in accounts payable and accrued liabilities                523,114        (558,238)
                                                                                            ------------    ------------

                           Cash flows (used in) operating activities                             868,470      (2,284,375)
                                                                                            ------------    ------------

Cash flows from investing activities:
        Capital expenditures                                                                     659,130      (4,103,307)
        Acquisition of subsidiaries, net of cash acquired                                              0      (1,512,090)
        (Increase) decrease in notes receivable, net of capital lease obligations                 (4,902)        123,961
        Investments in and advances to affiliates, including goodwill                                  0      (2,162,870)
        Decrease (increase) in non-current assets                                                222,557      (1,421,445)
        Increase(decrease) increase in non-current liabilites                                   (724,028)         89,312
                                                                                            ------------    ------------

                           Cash flows (used in) investing activities                             152,757      (8,986,439)
                                                                                            ------------    ------------

Cash flows from financing activities:
        Increase in long-term debt                                                                     0       3,705,778
        (Decrease) in due to shareholders                                                              0      (1,000,006)
        Decrease (increase) in restricted cash                                                   321,545      (1,522,600)
        Repayment of long-term debt                                                             (330,512)              0
        Proceeds from issuance of Common Stock, net                                                    0       8,951,769
                                                                                            ------------    ------------

                           Cash flows provided by financing activities                            (8,967)     10,134,941
                                                                                            ------------    ------------

Effect of exchange rate changes on cash                                                         (239,531)         95,851
                                                                                            ------------    ------------

Net change in cash                                                                               772,729      (1,040,022)
Cash at beginning of period                                                                      681,369       3,889,333
                                                                                            ------------    ------------

Cash at end of period                                                                       $  1,454,098    $  2,849,311
                                                                                            ============    ============

                           Continues on following page

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                            Continued from prior page

                                                                                              1996                 1995
                                                                                              ----                 ----
Non-cash investing and financing transactions:
        Common stock issued for majority interest in Bellacorick                            $      0          $637,500
        Change in equity interest due to sale of subsidiarys' stock                          625,468                 0
        Series B preferred stock dividend accrual                                                  0            55,403
        Series B preferred stock discount amortization                                             0            18,750

Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest expense                                                                    $489,078          $ 85,389
        Income taxes                                                                          19,896             5,467


          See accompanying notes to consolidated financial statements.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                 Common Stock
                                                 ------------         Currency     Additional       Retained            Total
                                           Number        Amount of   Translation     paid in        earnings
                                          of shares      Par Value   Adjustments     capital        (deficit)
                                          ---------      ---------   -----------     -------        ---------           -----

Balance December 31, 1995                 11,134,147      $111,341     $778,838    $79,857,172     ($59,724,101)       $21,023,250

Issuance of Common Stock                     -              -            -             -                  -                 -

Change in Minority Interest
   due to sale of
   subsidiary's stock                        -              -            -             625,469            -                625,469

Currency translation adjustments
   on international
   subsidiaries consolidation                -              -          (239,531)       -                  -               (239,531)

Net (Loss), Three month period
   ended March 31, 1996                      -              -            -             -             (2,641,834)        (2,641,834)
                                          ----------      --------     --------    -----------                         -----------

                                          ==========      ========     ========    ===========     ============        ===========
Balance March 31, 1996                    11,134,147      $111,341     $539,307    $80,482,641     ($62,365,935)       $18,767,354
                                          ==========      ========     ========    ===========     ============        ===========


           See accompanying notes to consolidated fiancial statements

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for presentation of interim financial information. They do not include all information and presentation of footnotes required by generally accepted accounting principles for presentation of complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Certain reclassifications have been made to the financial statements for the period ended March 31, 1995 to conform to the current period presentation.

         The reader is referred to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for information which may be useful in understanding the Company's business and financial statement presentation.

NOTE 2.  INVESTMENTS

         The Company's investment in, and advances to unconsolidated affiliates as of the balance sheet date, are as follows:

                                                              1996
Company                                                  Equity Change           Investments
- -------                                                  -------------           -----------
Photocomm                                 48%               $ 106,359           $13,627,322
New World Entec S. A.                     50%                       0
San Jacinto Power Company                 50%                 (44,001)               55,999
Fujian I Hydro Project                    12%                       0             3,500,000
                                                       -------------------    ------------------
                           Totals                             $62,358           $17,183,321
                                                       ===================    ==================

NOTE 3.  MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

         The interest of minority shareholders in consolidated subsidiaries are recorded by deducting their proportional interest in the earnings (or losses, if previous earnings have been recognized) of these companies. The minority interest changes and the total minority interest as of the balance sheet date are as follows:

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                          Minority             Minority             Minority
                                          Interest             Share of             Interest
                                              %                  1996
                                                              Net Income
                                        --------------     -----------------    ------------------
           R.E.I.L. (Bellacorick)             12 1/2%             $     260           $   636,666
           Solartec, S.A                          49%                11,601               702,746
           Joint Venture                      24 1/2%                 2,851                 1,483
                                                           -----------------    ------------------
                          Totals                                    $17,712            $1,340,895
                                                           =================    ==================

         The Company has a single project joint venture with its Solartec subsidiary, the Santa Fe Project, and the results of the minority share are shown separately above.

NOTE 4. CASH RESTRICTED IN USE

         The United Kingdom and Ireland windfarms are required to accumulate cash in escrow accounts to pay the next principal and interest payments before cash flow from the windfarms is available for general corporate purposes. Cash balances aggregating $1,649,748 are on deposit for these purposes, and are not currently available for general corporate purposes. Because this cash will be used to pay the current portion of debt and accrued interest, the cash is reported as a current asset.

         The Company has $107,634 of restricted cash representing collateral for outstanding letters of credit. In addition, an amount of $2,590,627 is held in escrow by the Company pursuant to a debt agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The New World Power Corporation, together with its consolidated subsidiaries, ("the Company") produces and sells electric power generated from renewable resources, including wind, solar, and hydroelectric, and develops and acquires large-scale renewable power generating projects. The Company also assembles and sells renewable power generating systems, including supplemental generating units for local-grid systems and stand alone systems for remote village, industrial and scientific applications.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


RESULTS OF OPERATIONS

GENERAL

         The results of operations for the first quarter of 1996 and 1995 are dramatically different as a result of the methods of accounting for the Company's investment in Photocomm. During the quarter ended March 31, 1995, the Company acquired additional shares of common stock and other Photocomm securities (immediately converted to common stock). As a result, after consideration of the acquisition of the additional common stock and a short-term voting agreement the Company had control of over 51% of Photocomm's issued and outstanding common stock as of March 31, 1995. Accordingly, the Company consolidated Photocomm into its financial statements for the period ended March 31, 1995.

         At March 31, 1996, the Company owns 6,612,447 shares of Photocomm, representing less than 50% of the issued and outstanding shares of Photocomm. The decrease in the Company's ownership percentage from March 31, 1996 results from various Photocomm equity transactions in which the Company did not participate. Additionally, the short-term voting agreement expired during 1995. As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm is being accounted for on an equity basis.

GRID POWER PRODUCTION

REVENUES

         Revenues are approximately the same during the first three months of 1996 as they were for the first three months of 1995. Revenues from the U.K. windfarms and REIL for the period ending March 31, 1996 were $1,779,000 compared to $1,706,000 for the same period last year. Wind speeds were below historical norms during the first three months of 1996. The Company's Four Burrows windfarm (placed in the service March 1995) offset the decrease from the Caton Moor windfarm.

         The wind patterns in the U.K. provide the strongest winds during October through March and complement those domestically, where the strongest winds are during April through September.

         Power production from the Wolverine facility was up approximately $70,000 from March 31, 1996 as compared to March 31, 1995. This increase is primarily attributable to increase water flow.

COSTS

         Costs are increased approximately $.8 million from March 31, 1996 as compared to March 31, 1995. The increase is primarily attributable to use of accelerated depreciation methods on the UK windfarms. Costs from the Wolverine facility were approximately the same for both periods.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


GROSS PROFIT

         The current three month period shows a gross profit of $440,900 compared to $1,250,495 for the same period last year. The difference is primarily attributable to the accelerated depreciation method used on the UK windfarms.

GRID POWER PRODUCTION SERVICES

         During 1995, as a result of continued losses and erosion of its customer base, the Company discontinued its production services operations in California. The operations, which contituted the Grip Power Services segment, were sold in December 1995.

WIRELESS POWER

         This photo-voltaic (solar) business segment includes Solartec S.A., and a part of New World Power Technology Company (formerly Northern Power Systems). These companies are in the business of developing, assembling, and marketing photo-voltaic or solar electric power systems and related products domestically and in South America.

SALES

         Sales decreased approximately $4.5 million (65%) during the first three months of 1996 compared to the same period last year. The deconsolidation of Photocomm, Inc. was attributable for $5.7 million of the decrease. This decrease was partially offset by a $1.1 million increase in Solartec revenues.

COSTS

         The cost of operations decreased $3.4 million (65%) during the first three months of 1996 as compared to the first three months of 1995. The deconsolidation of Photocomm was attributable for $4.5 million of the fluctuation. This decrease was partially offset by an increase of $.9 million reported by Solartec.

OTHER PRODUCTS & SERVICES

         This  category   includes  the  New  World  Power  Technology   Company
(non-solar segment), which provides scientific, engineering, and technology services to both the Company and outside businesses and governmental units.

         This category also includes the New World Village Power Company which continues to be in a development stage, but for which the Company expects future growth. This business unit provides stand alone power generation facilities for remote villages. Village Power generation facilities may vary, but generally consist of some combination of wind, solar, and diesel generation units.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



         Sales and revenues decreased approximately 22%, while costs have decreased by approximately 24%, principally due to the wind-down of costs associated with the later stages of the Advanced Wind Turbine program, a joint effort with the National Renewable Energy Laboratory. The result is a loss of $5,141 for the three month period of 1996 compared to a loss in the three month period of 1995 of $16,574.

RESEARCH & DEVELOPMENT

         This is related principally to the New World Power Technology Company above, and therefore is likely to continue to be a declining amount as more resources are devoted to the Company's own business activities.

PROJECT DEVELOPMENT EXPENSES

         These expenses are slightly above those of last year as the Company continues to focus on those projects most likely to lead to financing and construction in the reasonably near future, while expensing those costs where future development is not expected.

         In early 1996, the Company made certain additional cost reductions, which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         This category of expense decreased approximately $316,922 from the corresponding period last year. This 14% decrease was primarily attributable to the deconsolidation of Photocomm (approximately $1.0 million) offset by increased corporate professional fees and other expenses of $375,000.

OPERATING INCOME (LOSS)

         The Company achieved an operating loss during the current three months of $1,688,580 compared to an operating profit of $88,708 for the same period last year. The principal reasons for this are: [1] the decreased net contribution from the Grid power production division due to the new windfarms accelerated depreciation; and [2] the deconsolidation of Photcomm from the Wireless power division.

OTHER INCOME AND (EXPENSES), NET

         The interest expense increase of $734,629 is predominately due to interest on the obligations incurred to finance construction of the UK windfarms (Four Burrows) and the interest on the 8% Convertible Subordinated Notes.

         The  change  reflected  in the  minority  interests  in  the  Company's consolidated subsidiaries and the net equity earnings of the Company's non-consolidated affiliates is primarily attributable to the inconsistent accounting methods for Photocomm for the comparable periods.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The Company benefited by net gains from two transactions in 1994 that were not recurring for 1995. These transactions account for the fluctuation from March 31, 1996 to March 31, 1995 in Other Income.

NET INCOME (LOSS)

         A provision for income taxes on our Argentine profits has been reflected. The Company cannot apply the Argentine profits against the available USA tax loss carry-forwards.

         The net loss for the three months was $2,641,834 compared to a net income of $105,569 in the same period last year.

LIQUIDITY & CAPITAL RESERVES

         During the first three months of 1996 the Company had little cash or equity financings.

         In January 1995, the Company completed the sale of common stock and common stock purchase warrants and received net proceeds of $8,951,769.

         In early 1995, the Company completed project financings for the Four Burrows windfarm. The net proceeds from these loans were $3,440,221 in 1995.

         At March 31, 1996, the Company had a working capital of deficit of $17,957,125. The deficit in working capital is the result of inclusion of certain debt obligations on which the Company defaulted subsequent to December 31, 1995 and for which the Company's restructured debt agreements require certain levels of asset ales to be completed by certain dates. Uncertainties exist as to whether the aforementioned provisions can be met.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                            PART II-OTHER INFORMATION


ITEM 5. OTHER MATTERS.

         NONE

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

*3.1 Amended and Restated By-laws of The New World Power Corporation. (Incorporated by reference herein to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

10.2 Amendment No. 1 to Employment Agreement, dated as of March 1, 1996, by and between the Company and John D. Kuhns. (Incorporated by reference herein to Exhibit 10.41 to the 1995 10-K.)

10.3 Amendment No. 2 to Employment Agreement, dated as of March 31, 1996, by and between the Company and John D. Kuhns. (Incorporated by reference herein to Exhibit 10.42 to the 1995 10-K)

10.4 Consulting Agreement, dated as of February 7, 1996, between the Company and Glass & Associates, Inc. (Incorporated by reference herein to Exhibit 10.45 to the 1995 10-K.)

10.5 Agreement Engaging the Services of Glass & Associates, Inc. As Interim Manager, dated April 18, 1996, between the Company and Glass & Associates, Inc. (Incorporated by reference herein to Exhibit 10.46 to the 1995 10-K.)

10.6 Financial Advisory Services Agreement, dated June 11, 1996, between the Company and Oakes Fitzwilliams & Co. (Incorporated by reference herein to Exhibit 10.47 to the 1995 10-K.)

*27      Financial Data Schedule

- ------------------
*  Filed herewith.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         b) REPORTS ON FORM 8-K

            The Registrant filed a Form 8-K dated March 18, 1996 regarding Amendment No. 2 to the Note and Warrant Purchase Agreement regarding the Registrant's 8% Convertible Subordinated Notes due July 31, 2000 and Warrants.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE NEW WORLD POWER CORPORATION





July 1, 1996                  By  /s/ John D. Kuhns
                                  -----------------------------
                                  John D. Kuhns
                                  Chairman of the Board



July 1, 1996                  By /s/ George P. Pentrenko
                                  -----------------------------
                                  George P. Pentrenko
                                  Interim Chief Executive Officer
                                  (principal financial and accounting officer)