Form 10-Q
period 1996-06-30
NEW WORLD POWER CORPORATION
filed 1996-08-19
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 1996

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /



         The number of shares outstanding of the registrant's Common Stock as of June 30, 1996 was 11,134,147.

                         THE NEW WORLD POWER CORPORATION

                          Quarterly Report on Form 1O-Q

                 For the Three-Month Period Ended June 30, 1996

                                TABLE OF CONTENTS
                                -----------------
                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets                                      3
          Consolidated Statements of Operations                            4
          Consolidated Statements of Cash Flows                            5
          Consolidated Statement of  Stockholders' Equity                  7
          Notes to Consolidated Financial Statements                       8
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    13



                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                19
Signatures                                                                21

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                        June 30, 1996        December 31, 1995
ASSETS                                                                       Notes       (Unaudited)
                                                                             -----     -----------------     -------------------
     Current assets:
       Cash                                                                                    $921,886                $681,369
       Cash restricted in use                                                                 2,951,213               4,669,554
       Accounts receivable                                                                    3,237,169               4,269,360
       Inventories                                                                            1,456,102               1,871,170
       Other current assets                                                                   1,772,652               1,572,490
                                                                                       -----------------     -------------------
            Total current assets                                                             10,339,022              13,063,943

     Notes receivable                                                                           185,600                 185,600
     Property, plant and equipment, net                                                      27,236,714              29,374,876
     Other non-current assets                                                                 3,859,063               4,726,555
     Goodwill, net of accumulated amortization of $137,343 and $398,125                       1,431,995               1,549,234
     Investments                                                                  5          16,603,552              16,495,495
                                                                                       -----------------     -------------------

            Total Assets                                                                    $59,655,946             $65,395,703
                                                                                       =================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable and accrued liabilities                                              $6,955,505              $7,148,616
       Current portion of long term debt, net                                                18,083,837              17,965,610
       Due to related parties                                                                 4,441,410               4,627,870
       Current portion of capital lease obligations                                             121,953                  83,537
                                                                                       -----------------     -------------------
            Total current liabilities                                                        29,602,705              29,825,633

     Long-term portion of long-term debt, net                                                 6,761,916               7,649,979
     Long-term portion of capital lease obligations                                              37,713                  76,014
     Other non-current liabilities                                                            5,173,877               5,497,644
                                                                                       -----------------     -------------------
            Total liabilities                                                                41,576,211              43,049,270

     Minority interests in consolidated subsidiaries                                          1,235,694               1,323,183

     Stockholders' equity:
       Common stock $.01 par value, 40,000,000 shares authorized
            and 11,134,147 shares issued and outstanding                                        111,341                 111,341
       Currency translation adjustments                                                         344,643                 778,838
       Additional paid-in capital                                                            80,718,057              79,857,172
       Accumulated deficit                                                                  (64,330,000)            (59,724,101)
                                                                                       -----------------     -------------------
            Total stockholders' equity                                                       16,844,041              21,023,250
                                                                                       -----------------     -------------------

            Total liabilities and stockholders' equity                                      $59,655,946             $65,395,703
                                                                                       =================     ===================

See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30                    June 30
                                                                                ----------------------------------------------------
                                                                   Notes        1996          1995           1996         1995
                                                                   -----        ----          ----           ----         ----
Operating revenue:
       Grid power production revenues                                     $  1,976,546    $ 2,032,252   $  4,162,776   $  4,153,099
       Wireless power sales                                                  2,002,616      1,702,158      4,306,995      2,754,809
       Other products and services                                             415,105        565,002        666,524        889,054
                                                                          ------------   ------------   ------------   ------------
              Total operating  revenue                                       4,394,267      4,299,412      9,136,295      7,796,962
                                                                          ------------   ------------   ------------   ------------

Cost of operations:
       Grid power production                                                   697,051        931,571      2,442,381      1,801,923
       Wireless power                                                        1,842,919      1,045,782      3,690,685      1,738,828
       Other products and services                                             534,947        432,972        791,507        773,598
                                                                          ------------   ------------   ------------   ------------
              Total cost of operations                                       3,074,917      2,410,325      6,924,573      4,314,349
                                                                          ------------   ------------   ------------   ------------

Gross profit:
       Grid power production                                                 1,279,495      1,100,681      1,720,395      2,351,176
       Wireless power                                                          159,697        656,376        616,310      1,015,981
       Other products and services                                            (119,842)       132,030       (124,983)       115,456
                                                                          ------------   ------------   ------------   ------------
              Total gross profit                                             1,319,350      1,889,087      2,211,722      3,482,613
                                                                          ------------   ------------   ------------   ------------

Research and development expenses                                                   82              0            452              0

Project development expenses                                                  (221,045)       440,393        392,966        889,518

Selling, general and administrative expenses                                 1,780,958      1,327,871      3,747,529      2,572,893
                                                                          ------------   ------------   ------------   ------------

              Operating income (loss)                                         (240,645)       120,823     (1,929,225)        20,202
                                                                          ------------   ------------   ------------   ------------

Other income (expense):
       Interest expense                                                     (2,029,907)      (400,709)    (3,119,188)      (724,079)
       Interest income                                                          77,460        166,894        145,667        328,004
       Net equity earnings (loss) of non-consolidated affiliates    5           45,699        159,414        108,057        233,222
       Minority interests in consolidated subsidiaries                         105,201        (22,149)        87,489        (13,046)
       Other                                                                    78,207        (58,145)       121,277        384,824
                                                                          ------------   ------------   ------------   ------------
              Total other income (expense)                                  (1,723,340)      (154,695)    (2,656,698)       208,925
                                                                          ------------   ------------   ------------   ------------

Income (loss) before taxes                                                  (1,963,985)       (33,872)    (4,585,923)       229,127
       Provision for income taxes                                                   80         92,166         19,976        250,633
                                                                          ------------   ------------   ------------   ------------
              Loss from continuing operations                               (1,964,065)      (126,038)    (4,605,899)       (21,506)

(Income) loss from operations of discontinued Grid Power
       Services                                                                      0        418,584              0        417,547
                                                                          ------------   ------------   ------------   ------------

              Net (loss) income                                             (1,964,065)      (544,622)    (4,605,899)      (439,053)

Series B preferred stock dividend                                                    0         56,506              0        111,909
Series B preferred stock discount amortization                                       0         18,750              0         37,500
                                                                          ------------   ------------   ------------   ------------

              Net income (loss) attributable to common shares            ($  1,964,065) ($    619,878) ($  4,605,899) ($    588,462)
                                                                          ============   ============   ============   ============


(Loss) per common share:
       Net (loss)                                                        ($       0.18) ($       0.01) ($       0.41) ($       0.01)
       Series B dividend preferred stock                                  $       0.00  ($       0.01)  $       0.00  ($       0.01)
       Series B discount amortization preferred stock                     $       0.00   $       0.00   $       0.00   $       0.00
                                                                          ============   ============   ============   ============
       Net (loss) attributable to common shares                           $       0.00   $       0.00   $       0.00  ($       0.06)
                                                                          ============   ============   ============   ============

Weighted-average number of shares                                           11,134,147     10,415,630     11,134,147     10,033,994
                                                                          ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                        Notes            1996               1995
                                                                                        -----            ----               ----
Cash flows from operating activities:
       Net income (loss)                                                                            ($ 4,605,899)      ($   439,053)
       Adjustments to reconcile net earnings to net cash
       used in operating activities:
            Depreciation and amortization                                                              1,416,235            785,791
            Amortization of goodwill                                                                     117,239             84,777
            Amortization of Series B preferred stock offering costs                                                          20,124
            Amortization of debt discount                                                                819,259                  0
            Minority interest in net income of consolidated subsidiaries                 3               (87,489)            13,046
            Net equity (earnings) loss in non-consolidated affiliates                    2              (108,057)          (233,222)
            Issuance of notes in lieu of interest payments                                               759,584
            Changes in assets and liabilities, net of effect of acquisitions:
                Decrease (increase) in accounts receivable                                             1,032,191           (852,186)
                Decrease (increase) in inventories                                                       415,068           (578,383)
                (Increase) decrease in other current assets                                             (217,162)          (224,050)
                Increase (decrease) in accounts payable and accrued liabilities                         (193,111)           255,588
                                                                                                    ------------       ------------

                        Cash flows (used in) operating activities                                       (652,142)        (1,167,568)
                                                                                                    ------------       ------------

Cash flows from investing activities:
       Capital expenditures                                                                              721,927         (5,613,996)
       Acquisition of subsidiaries, net of cash acquired                                                       0         (1,459,244)
       (Increase) decrease in notes receivable, net of capital lease obligations                          17,115            141,596
       Investments in and advances to affiliates, including goodwill                                           0         (3,003,992)
       Decrease (increase) in non-current assets                                                         867,492         (2,004,509)
       Increase(decrease) increase in non-current liabilites                                            (323,769)          (255,528)
                                                                                                    ------------       ------------

                        Cash flows (used in) investing activities                                      1,282,765        (12,195,673)
                                                                                                    ------------       ------------

Cash flows from financing activities:
       Increase in short-term debt                                                                                          650,000
       Increase in long-term debt                                                                                         2,079,811
       (Decrease) in due to shareholders                                                                       0         (1,000,006)
       Increase in due to shareholders                                                                                    1,000,000
       Decrease (increase) in restricted cash                                                          1,718,341         (1,341,100)
       Repayment of long-term debt                                                                    (1,674,254)                 0
       Proceeds from issuance of Common Stock, net                                                             0          8,814,521
       Renewable Energy Ireland Limited minority dividend                                                                   (64,451)
                                                                                                    ------------       ------------

                        Cash flows provided by financing activities                                       44,087         10,138,775
                                                                                                    ------------       ------------

Effect of exchange rate changes on cash                                                                 (434,193)          (451,315)
                                                                                                    ------------       ------------

Net change in cash                                                                                       240,517         (3,675,781)
Cash at beginning of period                                                                              681,369          3,889,333
                                                                                                    ------------       ------------

Cash at end of period                                                                               $    921,886       $    213,552
                                                                                                    ============       ============

                           Continues on following page

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                            Continued from prior page


                                                                                                             1996            1995
                                                                                                             ----            ----
Non-cash investing and financing transactions:
       Issuance of notes in lieu of interest payments                                                      $759,584
       Common stock issued for majority interest in Bellacorick                                                              637,500
       Series B preferred stock dividend accrual                                                                             111,909
       Series B preferred stock discount amortization                                                                         37,500

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest expense                                                                                    $489,078         $645,118
       Income taxes                                                                                          19,896           12,942


See accompanying notes to consolidated financial statements.

                        THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Six Month Period Ended June 30, 1996
                                   (Unaudited)

                                                        Common Stock
                                                 -----------------------      Currency      Additional      Retained        Total
                                                    Number      Amount of    translation     paid in        earnings
                                                   of shares    Par Value    adjustments     capital       (deficit)
                                                 ------------------------   ------------  ------------   -----------    ------------
Balance December 31, 1995                        11,134,147  $    111,341  $    778,838   $ 79,857,172  ($59,724,101)  $ 21,023,250

Issuance of Common Stock                               --            --            --             --            --             --

Issuance of Common Stock Warrants                      --            --            --          860,885          --          860,885

Change in Minority Interest due to sale of
   subsidiarys' stock                                  --            --            --             --            --                0

Currency translation adjustments on
 international subsidiaries consolidation              --            --        (434,195)          --            --         (434,195)

Net (Loss), Six month period ended
June 30, 1996                                          --            --            --             --      (4,605,899)    (4,605,899)
                                                 ----------  ------------  ------------   ------------  ------------   ------------

Balance June 30, 1996                            11,134,147  $    111,341  $    344,643   $ 80,718,057  ($64,330,000)  $ 16,844,041
                                                 ==========  ============  ============   ============  ============   ============



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

         Certain reclassifications have been made to the financial statements for the six month period ended June 30, 1995 to conform to the current period presentation.

         The reader is referred to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for information which may be useful in understanding the Company's business and financial statement presentation.

NOTE 2.  GOING CONCERN

         The consolidated financial statements as of, and for the six month period ended June 30, 1996 have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1995, the Company incurred a net loss of $41.3 million (including a $24.4 million impairment charge), had negative cash flows from operations of $6.3 million and had negative working capital. During the first quarter of 1996, due to severe liquidity constraints, the Company defaulted on two of its principal loan agreements and as a result, was required to restructure those loans. The Company has amounts owed trade creditors that are past due, and certain creditors have threatened to petition the Company into involuntary bankruptcy proceedings. As part of the agreement to restructure its debt, management has agreed to sell certain assets by specified dates in 1996 and use a portion of the proceeds to repay the debt. Further, the Company anticipates having negative operating cash flows during 1996, and as a result, will require additional capital through financing or equity transactions in order to sustain operations. The above matters raise substantial doubts about the Company's ability to continue as a going concern.

         In January, 1996, the Company adopted a new business plan. Key elements of the business plan include:

         o The Company intends to focus on a selected, limited number of development projects and does not intend to acquire or expand into any new business ventures until the Company improves its financial position.

         o The Company intends to sell down or sell off its existing hydroelectric projects currently under development or construction, with the exception of its investment in China which the Company views to be a strategic geographic location.

         o The Company intends to reduce, where possible, its ownership interest in operating wind farms, as well as its wind farms under development.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         o The Company intends to use the proceeds from the sale of these investments to meet its current and near term debt service requirements.

         o The Company does not intend to pursue any new wind farm development projects in the United States. This element of the business plan does not affect projects for which the Company has completed the bidding process or has been selected through a competitive process to operate a wind farm.

         o The Company intends to focus future development on large scale wind farm projects in countries where the Company has an established presence, such as Mexico, Ireland and China, and will not pursue competitively bid wind farm projects unless the individual circumstances are uniquely compelling.

         o The Company intends to simultaneously seek to integrate its wireless business or sell its Photocomm subsidiary.

         o        The Company intends to reduce its administrative staff.

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

NOTE 3.  OTHER COMMITMENTS AND CONTINGENCIES

Asset Sales

         As discussed in Note 2, in order to satisfy the terms of its restructured 8% convertible subordinate note, the Company must sell certain assets or securities for specified minimum amounts during 1996. Under the restructured agreement, the Company must sell assets for minimum proceeds of $10 million on or before July 31, 1996, with cumulative proceeds from the sale of assets increasing to $27 million by November 30, 1996. A portion of the proceeds from the sale of these assets is to be used to reduce the obligations outstanding under the agreement. Failure to obtain sufficient proceeds and make the related debt payments would constitute a breach of the amended agreement and result in the debt becoming callable by the lender. Subsequent to June 30, 1996 the Company received an extension to its loan agreement to extend the requirement to raise $10 million of net proceeds from the sale of assets beyond July 31, 1996. Management negotiated the sale of its Photocomm investment and Solartec subsidiary and signed a definitive agreement for the sale of these investments for proceeds in excess of $10 million on August 16, 1996, thereby satisfying the lenders' requirements. The anticipated proceeds of the sale are approximately $12.5 million. The proceeds will be used to pay off a portion of the 8% Secured Subordinated Notes which are outstanding.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  IMPAIRMENT CHARGE

         In 1995, the Company recorded an impairment charge of $24.4 million. As described in the Company's annual report on Form 10-K the Company has a business plan to sell certain of its assets and investments and to abandon various development projects. For the six month period ended June 30, 1996, there has been no change to the impairment charge and no significant change to the carrying value of the assets held for sale. The assets held for sale as of June 30, 1996 include:

   Photocomm                                            Makani Uwila Wind Farm
   United Kingdom Wind Farms                            Arcadian Wind Farm
   Tierras Morenas, Development Project                 Los Vaqueros
   Solartec S.A.                                        San Jacinto
   Dona Julia, Development Project                      Bellacorick
   Andersen Falls

NOTE 5.  INVESTMENTS

         The Company's investment in, and advances to unconsolidated affiliates as of the balance sheet date, are as follows:

                                                1996
Company                                     Equity Change    Investments
- -------                                     -------------    -----------
Photocomm                             48%   $    152,058    $ 13,047,553
New World Entec S. A                  50%              0
San Jacinto Power Company             50%        (44,001)         55,999
Fujian I Hydro Project                12%              0       3,500,000
                                            ------------    ------------
                     Totals                 $    108,057    $ 16,603,552
                                            ============    ============

         The  summarized   balance  sheets  and  statements  of  operations  for
Photocomm are as follows:

                                              June 30,            December 31,
                                                1996                  1995
                                                ----                  ----
BALANCE
  Current assets                            $7,048,352              $7,334,984
  Total assets                               9,441,476              10,361,409
  Current liabilities                        2,879,420               2,676,483
  Total liabilities                          3,610,951               3,069,579

                                       Six Months Ended         Six Months Ended
                                        June 30, 1996            June 30, 1995
                                        -------------            -------------
STATEMENT OF OPERATIONS
  Sales                                    $10,187,788             $11,837,520
  Cost of Sales                              7,275,486               9,105,515
  Selling, General and Administrative        2,499,989               2,134,382
  Net income                                   328,038                 588,949

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  SUBSEQUENT EVENTS

         On July 31, 1996, the Company entered into a letter of intent to sell its investment in Photocomm and its Solartec subsidiary. The letter of intent is subject to finalization of a definitive agreement and satisfaction of certain other conditions. On August 16, 1996, the Company signed a definitive agreement for the sale. Proceeds are anticipated to be approximately $12.5 million and will be used to pay off a portion of the outstanding 8% Secured Subordinated Notes.

         On June 29, 1996, the Company entered into letter of intent to sell its investment in San Jacinto Power Company and expect to close during the third quarter.

         On August 1, 1996 the Company sold its investment in Los Vaqueros.

         On August 19, 1996, the Company issued interest notes and warrants to pay the interest due on the 8% Secured Subordinated Notes through July 31, 1996. This payment in kind was in accordance with an option provided to the Company in Amendment #2 to the 8% Secured Subordinated Note agreements.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The New World Power Corporation, together with its consolidated subsidiaries, ("the Company") is engaged in the production and sale of electric power generated from renewable sources and, to a lesser extent, the sale of products related to the renewable energy industry. The Company focuses on the acquisition and development of renewable power generating facilities from wind, solar, and hydroelectric sources.

BUSINESS ENVIRONMENT

         As described in the Company's annual report on Form 10-K, Management adopted a new business plan in January of 1996 with the objectives of improving the Company's financial position, reducing debt, increasing equity and alleviating the Company's short-term liquidity problems and improving long-term liquidity.

         Further, under the Company's restructured loan agreements, the Company is required to raise $10 million in net proceeds from the sale of assets or securities by July 31, 1996 and raise an additional $17 million in net proceeds from the sale of assets and securities by November 30, 1996.

         During the six month period ended June 30, 1996, the Company was engaged in active negotiations to sell its investments in Photocomm, Solartec S.A., the Makani Uwila Wind Farm, Los Vaqueros and San Jacinto. Subsequent to June 30, 1996, the Company signed agreements to sell Los Vaqueros and San Jacinto for aggregate net proceeds of $217,500. However, as of July 31, 1996, the Company had not yet completed the sale of any other investments and has not complied with provisions of its loan agreement to raise $10 million in net proceeds from the sale of assets or securities by July 31, 1996. The Company negotiated with the lender to extend the requirement to raise $10 million in net proceeds and has received an extension through the end of the day on August 16, 1996.

         Management had been actively negotiating the sale of its Photocomm investment and Solartec subsidiary and signed a definitive agreement for the sale of these assets/investments for proceeds in excess of $10 million on August 16, 1996. This sale allows the Company to meet the requirement of the loan agreement to raise $10 million of net proceeds on or before July 31, 1996 (extended through August 16, 1996).

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

GENERAL

         The results of operations for the six month period ended June 30, 1995 reflect changes from originally reported numbers as a result of the method of accounting for the Company's investment in Photocomm. During the year ended December 31, 1994, the Company acquired additional shares of common stock and other Photocomm securities (immediately converted to common stock). As a result, after consideration of the acquisition of the additional common stock and a short-term voting agreement the Company had control of over 51% of Photocomm's issued and outstanding common stock as of December 31, 1994. Accordingly, the Company originally consolidated Photocomm into its financial statements for the six month period ended June 30 1995.

         At December 31, 1995, the Company owned 6,612,447 shares of Photocomm, representing less than 50% of the issued and outstanding shares of Photocomm. The decrease in the Company's ownership percentage from December 31, 1994 results from various Photocomm equity transactions in which the Company did not participate. Additionally, the short-term voting agreement, described above, expired during 1995. As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm has been accounted for on an equity basis, for the six month period ended June 30, 1996. The Company has restated the June 30, 1995 financial statements to reflect the de-consolidation of Photocomm. The summarized balance sheets and statements of operations for Photocomm are as follows:

                                            June 30,         December 31,
                                              1996               1995
                                              ----               ----
 BALANCE
   Current assets                          $7,048,352         $7,334,984
   Total assets                             9,441,476         10,361,409
   Current liabilities                      2,879,420          2,676,483
   Total liabilities                        3,610,951          3,069,579

                                      Six Months Ended    Six Months Ended
                                       June 30, 1996        June 30, 1995
                                       -------------        -------------
 STATEMENT OF OPERATIONS
   Sales                                  $10,187,788        $11,837,520
   Cost of Sales                            7,275,486          9,105,515
   Selling, General and Administrative      2,499,989          2,134,382
   Net income                                 328,038            588,949

REVENUES

         Revenues during the six month period ended June 30, 1996 increased $1,339,333 (17%) which is primarily due to the Santa Fe project in Argentina which was not present in the first half of 1995, as well as increased revenues at Solartec.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

COSTS OF OPERATIONS

         The cost of operations for the six month period ended June 30, 1996 increased $2,610,224 (61%) compared to the same period of 1995, which is partially attributable to the Santa Fe project in Argentina which was not present in the first half of 1995 and increased costs of Solartec in relation to revenues. Additionally, depreciation expense for the U.K. wind farms was increased from the prior year to reflect accelerated methods to better match revenues.

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

         Project development expenses decreased by $496,552 (56%) during the six month period ended 1996 compared with 1995 which was primarily attributable to the Company's investigations during 1995 into potential projects in China and, to a lesser extent, various domestic projects and Chile and Argentina.

Selling, general and administrative

         Selling, general and administrative expenses increased $1,174,636 (46%), during the six month period ended June 30, 1996 compared to the same period in 1995, which is primarily attributable to increased professional fees at Corporate Headquarters including crisis management consultants, legal fees and accounting and auditing fees. The Company has terminated its arrangement with the crisis management consultants in August, 1996.

Operating (Loss) Income

         Operating results decreased $1,949,427 to ($2,656,698) during the six month period ended June 30, 1996 compared to the same period in 1995. The increased loss is attributable primarily to increased professional fees at the Corporate level and increased depreciation for the U.K. wind farms.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

Other Income (Expense)

         Other expense, net, increased $2,865,266 during the six month period ended June 30, 1996 compared to the same period in 1995 which is attributable primarily to a $2,395,109 increase in interest expense in connection with approximately $15 million of debt the Company issued during the latter part of the 1995. Additionally, the Company benefited in 1995 from aggregated gains of $276,000 in connection with the settlement of certain disputes.

Net income (loss)

         The net loss for the six month period ended June 30, 1996 increased $4,584,393 compared to the same period last year. The increase in net loss is primarily attributable to increased interest expense, professional fees at Corporate Headquarters and, increased depreciation expense in the U.K.

SEGMENT ANALYSIS

GRID POWER PRODUCTION

Revenues

         Grid power production revenues were approximately flat during the six month period ended June 30, 1996 compared to the same period in 1995.

Cost of Operations

         Cost of operations for six month period ended June 30, 1996 increased $640,458 (36%) which is primarily attributable to increased depreciation expense in the U.K. to reflect accelerated methods which better match revenues and expenses. As a result Grid Power gross profit decreased $630,781.

WIRELESS POWER

         This photo-voltaic (solar) business segment includes Photocomm Inc., Solartec S.A., and a part of New World Power Technology Company (formerly
Northern Power Systems). These companies are in the business of developing, assembling, and marketing photo-voltaic or solar electric power systems and related products domestically and in South America.

Sales

         Sales increased $1,552,186 (56%) during the six month period ended June 30, 1996 compared to the same period in 1995 principally attributable to the Santa Fe project in Argentina which was not present in 1995. Additionally, Solartec revenues were also higher.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

Costs

         Costs increased $1,951,857 during the six month period ended June 30, 1996 principally attributable to the Santa Fe project in Argentina which was not present in 1995. Additionally, Solartec costs were higher consistent with the increase in revenues.

Gross profit

         The combination of the above resulted in a decrease in gross profit of $399,671 during the six month period ended June 30, 1996.

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

         Revenues decreased $222,530 (25%) during the six month period ended June 30, 1996 compared to the same period in 1995 due to the shut-down of Village Power partially offset by increased Technology sales. Costs were approximately flat despite the decrease in sales, principally due to costs incurred for of the Advanced Wind Turbine program, a joint effort with the National Renewable Energy Laboratory. The result is a loss of $24,983 compared to a gross profit in the six month period of 1995 of $115,456.

LIQUIDITY & CAPITAL RESERVES

         During the six month period ended June 30, 1996, there has been no significant changes in the Company's liquidity or capital reserves. The Company has not issued any new debt obligations nor has it repaid any significant amounts of borrowings.

         The Company did not receive any proceeds from the sale of assets during the six month period ended June 30, 1996, but has entered into several definitive agreements in July and August 1996. The anticipated proceeds from these definitive agreements exceed $12.5 million.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

         Subsequent to June 30, 1996 the Company signed agreements to sell its investments in Los Vaqueros and San Jacinto for aggregate net proceeds of $217,500. Further, the Company has completed negotiations to sell its investments in Photocomm and Solartec. Management signed a definitive agreement for the sale of these investments for net proceeds in excess of $12 million on August 16, 1996. The Company continues to pursue is business plan of improving its financial position and liquidity throughout the sale of assets and reduction of debt.

         At June 30, 1996 the Company continues to operate under constrained liquidity and operating cash flow. As a result, the Company made its interest payment, due July 31, 1996, on its 8% Secured Subordinated Notes in the form of additional notes and warrants as permitted under the restructured loan agreement.

         The Company has a working capital deficiency of $19,263,683 million which is partially the result of certain obligations upon which the Company defaulted in the first quarter of 1996 being currently due. There are numerous risks and uncertainties surrounding management's plans to improve the Company's financial position, and liquidity and reduce debt, principally the risk that management will not be able to sell the investments (or subsidiaries) identified in its business plan within the time frame, or for the amounts, required by the restructured loan agreement.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

                            PART II-OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

         27  Financial Data Schedule.

         b) REPORTS ON FORM 8-K

         The Registrant filed a Form 8-K dated May 31, 1996 regarding the Registrant's Forbearance, Warrant Exchange Note Conversion and Amendatory Agreement, Amendment No. 3 to Note and Warrant Purchase Agreement, press release announcing the restructuring of the Registrant's indebtedness with its lenders, and a letter from the Nasdaq Stock Market, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         THE NEW WORLD POWER CORPORATION





August 14, 1996                          By    /s/ John D. Kuhns
                                            --------------------
                                                  John D. Kuhns
                                                  Chairman of the Board




August 14, 1996                          By    /s/ Frederic A. Mayer.
                                            -------------------------
                                                  Frederic A. Mayer
                                                  Interim Controller and
                                                  Acting Chief Financial Officer