Form 10-K/A
period 1995-12-31
NEW WORLD POWER CORPORATION
filed 1996-08-22
CIK 842691

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------


                                    FORM 10-K/A

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

                                    FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

                         THE NEW WORLD POWER CORPORATION
                           ANNUAL REPORT ON FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

         Shortly after management approved the revised business plan, the Company defaulted on several of its debt obligations and restructured those obligations with its lenders. Part of the terms of the restructured loans include a release of up to $3.3 million in cash collateral held by the lender, additional collateral, additional finance charges and the requirement that the Company raise $10 million in net proceeds from the sale of assets or securities by July 31, 1996 and raise an additional $17 million in net proceeds from the sale of assets or securities by November 30, 1996. Further, a significant portion of the proceeds from the sale of assets or securities will be placed in a sinking fund for the purpose of debt retirement.

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

Operating Loss

         Operating loss increased $4.6 million during 1994 from fiscal 1993. Corporate items, eliminations and other was attributable for $4.9 million of the increase, while Grid Power contributed $.2 million of the increase. These increases were partially offset by Wireless which reported an increase in operating profit of $564,000. See further discussion under Segment Analysis.

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

         Other income decreased by $1,925,129 in 1994, primarily due to the inclusion in fiscal 1993 of $1,330,859 from a settlement of litigation.

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

         Operating (Loss) Profits. Segment operating loss increased $26.5 million including a $20.9 million impairment charge. Additionally, in 1995, the Company recorded approximately $4.5 million related to the Company's Mexican operation. The change is further impacted by $2.0 million of project development expenses related to China, the U.K. and Chile, partially offset by operating profits of the Company's U.K. and Irish wind farms. See geographic discussion below.

         Segment operating profits decreased $.2 million during 1994 from 1993, primarily attributable to the operating results of the Arcadian wind farm and Makani wind farm.

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

(1) On December 29, 1995, the last reported sales price of the Company's Common Stock as reported on the NASDAQ was $1.75





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

         Effective as of February 29, 1996, the Company entered into Amendment No. Two (the "Amendment") to the Fleming Agreement. Pursuant to the terms of the Amendment, the maturity of the 8% Notes was accelerated to July 31, 1997, with interest payments permitted in pay-in-kind securities prior to the interest payment due January 31, 1997. Also pursuant to the Amendment the warrants originally issued under the Fleming Agreement were repriced from an exercise price of $7.50 per share to an exercise of $1.75 per share. Also pursuant to the Amendment, the Company is required to effect certain asset sales and offer to redeem the 8% Notes with the proceeds from such sales. The Noteholders also received additional security from the Company in connection with the Amendment in exchange for allowing the Company to access the $3.3 million held in escrow as collateral, subject to certain restrictions.

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

                         THE NEW WORLD POWER CORPORATION

                                    FORM 10-K

                   List of Exhibits Not Contained in this Copy

         ITEM 14(a)(3) of the attached Form 10-K lists all of the exhibits thereto. None of those exhibits is contained in this copy. The Company will furnish a copy of any exhibit to any one requesting the same upon the payment of $.25 per page to defray the expenses in furnishing such exhibit.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE
                                    FORM 10-K/A

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
                                                        ============      ============      ============

See accompanying notes to consolidated financial statements

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                       Three months
                                                                            Year Ended    Year ended       ended      Year ended
                                                                           December 31,  December 31,  December 31,  September 30,
                                                                               1995          1994          1993          1993
                                                                               ----          ----          ----          ----
Cash flows from operating activities:
     Net (loss) income before extraordinary items                          $(41,319,955) $ (7,503,691) $ (1,508,932) $    332,534
     Adjustments to reconcile net earnings to net cash used in
       operating activities:
         Extraordinary gain resulting from early extinguishment of debt            --            --           --           81,973
         Extraordinary credit resulting from reduction of income taxes             --            --           --          324,524
         Depreciation and amortization                                        3,980,408       955,722      132,078        537,789
         Amortization of goodwill                                               216,013       180,000       40,000         26,000
         Amortization of Series B preferred stock offering costs                120,752        40,248       10,062         30,188
         Minority interest in net income of consolidated subsidiaries          (283,665)      328,375         --             --
         Net equity loss in non-consolidated affiliates                       4,199,184       911,743      112,227           --
         Amortization of debt discount                                          152,972          --           --             --
         Loss on disposal of discontinued operations                            912,609          --           --             --
         Impairment charges                                                  24,431,410          --           --             --
         Write-offs of deferred project costs and fixed assets                3,800,000
         Changes in assets and liabilities, net of effect of
           acquisitions:
            (Increase) decrease in accounts receivable                         (780,819)   (1,127,662)   1,866,631        268,555
            Decrease in interest receivable                                        --          28,192      273,351        571,789
            Increase in inventories                                            (860,972)     (542,555)        --             --
            (Increase) decrease in other current assets                          44,488      (656,722)     318,247       (743,110)
            Increase (decrease) in accounts payable and accrued
              liabilities                                                       786,425     4,445,971   (1,415,671)    (3,113,064)
            Decrease in non-current liabilities                                (925,793)
            PG&E settlement                                                        --            --           --       (1,330,859)
            Elimination of obligations no longer due                               --            --           --         (915,474)
            Other                                                               732,752          --           --         (188,721)
                                                                           ------------  ------------  -----------   ------------

                   Cash flows used in operating activities                   (4,794,191)   (2,940,379)    (172,007)    (4,117,876)
                                                                           ------------  ------------  -----------   ------------

Cash flows from investing activities:
     Capital expenditures                                                    (6,834,530)  (24,339,779)    (952,272)    (3,030,109)
     Acquisition of subsidiaries, net of cash acquired                       (2,120,764)   (2,920,470)  (2,625,000)      (550,000)
     Purchase price premium in consolidated acquisitions                           --            --           --         (420,080)
     Organization and purchase costs in consolidated acquisitions                  --            --        (84,018)      (177,911)
     Capital stock acquired in consolidated acquisitions                           --            --           --          956,703
     Investments in and advances to affiliates                               (4,823,645)   (3,432,289)        --       (1,590,157)
     Decrease in notes receivable                                               188,416      (230,197)     (65,113)      (230,093)
     Deferred development expenditures                                       (3,088,786)   (1,048,915)  (1,199,680)      (111,881)
                                                                           ------------  ------------  -----------   ------------

                   Cash flows used in investing activities                  (16,679,309)  (31,971,650)  (4,926,083)    (5,153,528)
                                                                           ------------  ------------  -----------   ------------

Cash flows from financing activities:
     Increase in due to related parties                                       1,056,304     3,200,006         --             --
     (Decrease) in due to related parties                                    (3,337,506)         --           --             --
     Increase in long-term debt                                              20,669,190     5,402,642      318,122           --
     Deferred debt issue costs                                                 (980,079)
     Repayment of long-term debt                                             (3,565,537)     (114,295)        --       (5,440,137)
     (Increase) in restricted cash                                           (4,669,554)         --           --             --
     Net proceeds from issuance of Series B preferred stock units                  --            --           --        2,770,000
     Net proceeds from issuance of common stock                               8,917,969    27,198,146    5,860,400     13,688,639
     Proceeds from exercise of stock options and warrants                          --          57,500       20,001         60,000
     Renewable Energy Ireland Limited minority dividend                         (63,604)
     Wolverine Power Corporation minority dividend                                 --         (17,647)     (10,588)       (31,765)
                                                                           ------------  ------------  -----------   ------------

                   Cash flows provided by financing activities               18,027,183    35,726,352    6,187,935     11,046,737
                                                                           ------------  ------------  -----------   ------------

Effect of exchange rate changes on cash and equivalents                         238,353          --           --             --

Net change in cash  and equivalents                                          (3,207,964)      814,323    1,089,845      1,775,333
Cash and equivalents at beginning of period                                   3,889,333     3,075,010    1,985,165        209,832
                                                                           ------------  ------------  -----------   ------------

                   Cash and equivalents at end of period                   $    681,369  $  3,889,333  $ 3,075,010   $  1,985,165
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

NOTE 2.  GOING CONCERN

         The consolidated financial statements as of, and for the year ended December 31, 1995 have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1995, the Company incurred a net loss of $41.3 million (including a $24.4 million impairment charge - Note
3), had negative cash flows from operations of $4.8 million and had negative working capital. Subsequent to December 31, 1995, due to severe liquidity constraints, the Company defaulted on two of its principal loan agreements and as a result, was required to restructure those loans (Note 28). The Company has amounts owed trade creditors that are past due, and certain creditors have threatened to petition the Company into involuntary bankruptcy proceedings. Further, in 1996 the Company did not file in a timely manner certain reports required by the Securities and Exchange Act of 1934, which if not filed, could jeopardize its status as a public company. As part of the agreement to restructure its debt, management has agreed to sell certain assets by specified dates in 1996 and use a portion of the proceeds to repay the debt. Further, the Company anticipates having negative operating cash flows during 1996, and as a result, will require additional capital through financing or equity transactions in order to sustain operations. The above matters raise substantial doubts about the Company's ability to continue as a going concern.

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

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  GOODWILL

         Goodwill at December 31, 1994 relates principally to the Company's Renewable Energy Ireland Limited and Wolverine operations and consists of the following as of December 31, 1995 and 1994 (in thousands):

                                                      1995        1994
                                                      ----        ----
Subject to 40 yr. straight-line amortization         $   402     $12,457
Subject to 20 yr. straight-line amortization           1,167        --
Subject to 5 - 15 yr. straight-line amortization        --         1,416
                                                     -------     -------
                                                       1,569      13,873
Less accumulated amortization                             20         246
                                                     -------     -------
     Total                                           $ 1,549     $13,627
                                                     =======     =======

NOTE 10.         INVESTMENTS

         The Company's investments in, and advances to, unconsolidated affiliates consists of the following as of December 31, 1995 and 1994 (in thousands):

                                           1995        1994
                                           ----        ----

Photocomm, Inc.                   48%     $12,895     $ --
Fujian Hydro Project              12%       3,500
New World Entec S.A               51%        --        3,905
San Jacinto Power Company         50%         100        815
                                          -------     ------
                                          $16,495     $4,720
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

         On December 1, 1995, the holder of the Series B Preferred Stock exercised its option to exchange the Series B Preferred Stock for a Wolverine First Mortgage Note in the amount of $3,615,370 and 76,921 warrants, expiring on December 31, 1997, with interest at the LIBOR + 2% points to purchase common stock at an exercise price of $8.00 per share. At the date of the transaction, the Company charged the remaining unamortized discount associated with the Series B Preferred Stock issuance to additional paid-in-capital. The value of the warrants issued with the transaction were determined to be deminimus.

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

                                               Year                      Three Months
                                               Ended      Year Ended         Ended      Year Ended
                                            December 31,  December 31,   December 31,   September 30,
                                                1995           1994          1993          1993
                                                ----           ----          ----          ----
Operating revenue:
    Grid Power Production                    $  7,735      $  3,129      $    275        $  1,730
    Wireless Power Sales                        8,647        18,878           430           1,432
    Corporate, Eliminations and others             (9)          901           (15)            810
                                             --------      --------      --------        --------
       Total operating revenue               $ 16,373      $ 22,908      $    690        $  3,972
                                             ========      ========      ========        ========
Operating (loss) profit:
    Grid Power Production                    $(26,562)          (34)         (320)            206
    Wireless Power Sales                       (1,472)          332          (281)           (232)
    Corporate, Eliminations and others         (9,739)       (7,152)         (957)         (2,190)
                                             --------      --------      --------        --------
       Total operating (loss) profit         $(37,773)     $ (6,854)     $ (1,558)       $ (2,216)
                                             ========      ========      ========        ========

Assets at December 31:
    Grid Power Production                    $ 31,791      $ 31,654      $  8,724        $ 15,865
    Wireless Power Sales                       17,840        12,607         2,022           2,193
    Corporate, Eliminations and others         15,765        29,912        19,222           4,920
                                             --------      --------      --------        --------
       Consolidated assets                   $ 65,396      $ 74,173      $ 29,968        $ 22,978
                                             ========      ========      ========        ========
Capital expenditures:
    Grid Power Production                    $  5,281      $ 22,543      $    315        $  1,678
    Wireless Power Sales                          161         2,773           128           1,010
    Corporate, Eliminations and others          1,392          (227)          509             342
                                             --------      --------      --------        --------
       Consolidated capital expenditures     $  6,834      $ 25,089      $    952        $  3,030
                                             ========      ========      ========        ========
Depreciation and amortization
    Grid Power Production                    $  3,434      $    389      $     58        $    403
    Wireless Power Sales                           18           124            16              49
    Corporate, Eliminations and others            528           442            58              85
                                             --------      --------      --------        --------
       Consolidated depreciation
          and amortization expense           $  3,980      $    955      $    132        $    537
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

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 1995
                                                        ---------------------------
                                                        Carrying      Estimate Fair
                                                         Amount           Value
                                                         ------           -----
                                                             (In thousands)
Assets:
   Cash and cash equivalents                            $   681           $  681
   Cash restricted in use                                 4,670            4,670
   Notes receivable                                         186              186
Liabilities:
   Debt due to Related Parties                            4,627             --
   Long-term Debt                                        25,616             --

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

         - In addition to collateral in the Company's Photocomm shares and New World China investment, additional collateral was pledged as follows:

                  -        The Company's 51% share in Solartec
                  -        The Company's share in New World Power Texas Company
                  -        New World Power Company Limited's shares (50%)
                  -        477,000 shares of the Company's common stock (held in
                            escrow)

         - Interest payments were restructured to include payments in the form of interest notes and warrants for the Company's common shares, as follows:

         January 31, 1996        $60 of notes and 40 warrants per $1,000 of
                                  outstanding subordinated notes
         July 31, 1996            $70 of notes and 50 warrants per $1,000 of
                                  outstanding subordinated notes or cash at an
                                  8% annual rate, at the Company's option
         January 31, 1997         Cash at an 8% annual rate
         July 31, 1997            Cash at an 8% annual rate

         The warrants will have a five year expiration date from the date of issue and the exercise price will be $1.75, subject to certain anti-dilution provisions.

         - The 8% secured subordinated notes are exchangeable into New Notes (as defined in the agreement). The New Notes are unsecured and mature on July 31, 2000 and are convertible into common shares at 65% to 75% of the common stock price, with a minimum conversion price of $0.75 and maximum price of $3.25. The New Notes are callable by the Company after the common stock closes above $7 for 20 days out of 30 trading days.

         - The Company will raise $10 million of net proceeds from the sale of assets or securities by July 31, 1996.

         - The Company will raise an additional $17 million of proceeds from the sale of assets or securities by November 30, 1996.

         - 100% of the proceeds from the sale of Photocomm shares, the Company's Solartec subsidiary, and the New World Power Texas Company must be placed in a sinking fund for the purpose of retiring the debt.

         - 50% of the proceeds from the sale of the shares of the New World Power Company Limited must be placed in a sinking fund for purposes of retiring debt.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         8% Secured Subordinated Notes Due July 31, 2000 continued

         - The exercise price of warrants originally issued with the debt was reset to $1.75 per share.

         - The $3.3 million of original proceeds from the loan held in escrow will be released from escrow to the Company for purposes of paying corporate expenses until July 15, 1996. Thereafter, any amounts remaining in escrow will be held as collateral against the loan, or may be released at the discretion of the lender.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of August, 1996.

                                THE NEW WORLD POWER CORPORATION
                                (Registrant)

                               By: /s/ JOHN D. KUHNS
                                   ------------------------------
                                   John D. Kuhns, Chairman
                                   of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            SIGNATURE                    TITLE                     DATE

/s/ JOHN D. KUHNS
    -----------------------         Chairman of the Board      August 21, 1996
    John D. Kuhns                   and Director

             *
    -----------------------         Director                   August 21, 1996
    Robert W. MacDonald

             *
    -----------------------         Director                   August 21, 1996
    Gerald R. Cummins

             *
    -----------------------         Director                   August 21, 1996
    Nazis Memon, M.D.

             *
    -----------------------         Director                   August 21, 1996
    Herbert L. Oakes

             *
    -----------------------         Director                   August 21, 1996
    Lucien Ruby

             *
    -----------------------         Interim Chief Executive    August 21, 1996
    George P. Petrenko              Officer (principal
                                    financial and
                                    accounting officer)


* Signed by John D. Kuhns on behalf of the respective individuals.