Form 10-Q/A
period 1996-03-31
NEW WORLD POWER CORPORATION
filed 1996-08-26
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QA

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from_____________ to _______________

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




            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /.

            The number of shares outstanding of the registrant's Common Stock as of May 31, 1996 was 11,606,835.

                         THE NEW WORLD POWER CORPORATION

                          QUARTERLY REPORT ON FORM 1O-Q

                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Balance Sheets                                    3
              Consolidated Statements of Operations                          4
              Consolidated Statements of Cash Flows                          5
              Consolidated Statement of  Stockholders' Equity                7
              Notes to Consolidated Financial Statements                     8
Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   9



                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              14
Signatures                                                                  15

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                            March 31, 1996   December 31, 1995
ASSETS                                                                         NOTES        (Unaudited)
                                                                               -----        ------------       ------------
      Current assets:
         Cash                                                                                $1,454,098        $   681,369
         Cash restricted in use                                                4              4,348,009          4,669,554
         Accounts receivable                                                                  3,106,636          4,269,360
         Inventories                                                                          1,638,060          1,871,170
         Other current assets                                                                 1,783,323          1,572,490
                                                                                            ------------       ------------
                Total current assets                                                         12,330,126         13,063,943

      Notes receivable                                                                          185,600            185,600
      Property, plant and equipment, net                                                     27,520,001         29,374,876
      Other non-current assets                                                                4,503,998          4,726,555
      Goodwill, net of accumulated amortization of $22,614 and $398,125                       1,546,724          1,549,234
      Investments                                                              2             16,557,852         16,495,495
                                                                                            ------------       ------------

                Total Assets                                                                $62,644,301        $65,395,703
                                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable and accrued liabilities                                            $7,671,727         $7,148,616
         Current portion of long term debt                                                   17,898,122         17,965,610
         Due to related parties                                                               4,627,870          4,627,870
         Current portion of capital lease obligations                                            89,532             83,537
                                                                                            ------------       ------------
                Total current liabilities                                                    30,287,251         29,825,633

      Long-term portion of long-term debt                                                     8,048,035          7,649,979
      Long-term portion of capital lease obligations                                             52,617             76,014
      Other non-current liabilities                                                           4,773,618          5,497,644
                                                                                            ------------       ------------
                Total liabilities                                                            43,161,521         43,049,270



      Minority interests in consolidated subsidiaries                          3              1,340,895          1,323,183


      Stockholders' equity:
         Common stock $.01 par value, 40,000,000 shares authorized
                and 11,134,147 shares issued and outstanding                                    111,341            111,341
         Currency translation adjustments                                                       539,307            778,838
         Additional paid-in capital                                                          79,857,172         79,857,172
         Accumulated deficit                                                                (62,365,935)       (59,724,101)
                                                                                            ------------       ------------
                Total stockholders' equity                                                   18,141,885         21,023,250
                                                                                            ------------       ------------

                Total liabilities and stockholders' equity                                  $62,644,301        $65,395,703
                                                                                            ============       ============

See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



                                                                           NOTES                    1996                    1995
                                                                           -----                    ----                    ----
Operating revenue:
         Grid power production revenues                                                         $  2,186,230           $  2,120,847
         Wireless power sales                                                                      2,304,379              1,052,651
         Other products and services                                                                 251,419                324,052
                                                                                                ------------           ------------
                  Total operating  revenue                                                         4,742,028              3,497,550
                                                                                                ------------           ------------
Cost of operations:
         Grid power production                                                                     1,745,330                870,352
         Wireless power                                                                            1,847,766                693,046
         Other products and services                                                                 256,560                340,626
                                                                                                ------------           ------------
                  Total cost of operations                                                         3,849,656              1,904,024
                                                                                                ------------           ------------
Gross profit:
         Grid power production                                                                       440,900              1,250,495
         Wireless power                                                                              456,613                359,605
         Other products and services                                                                  (5,141)               (16,574)
                                                                                                ------------           ------------
                  Total gross profit                                                                 892,372              1,593,526
                                                                                                ------------           ------------
Research and development expenses                                                                        370                 28,722

Project development expenses                                                                         614,011                449,125

Selling, general and administrative expenses                                                       1,966,571              1,291,300
                                                                                                ------------           ------------
                  Operating income (loss)                                                         (1,688,580)              (175,621)
                                                                                                ------------           ------------
Other income (expense):
         Interest expense                                                                         (1,089,281)              (323,370)
         Interest income                                                                              68,207                161,110
         Net equity earnings (loss) of non-consolidated affiliates           2                        62,358                 73,808
         Minority interests in consolidated subsidiaries                     3                       (17,712)                 9,103
         Other                                                                                        43,070                442,969
                                                                                                ------------           ------------
                  Total other income (expense)                                                      (933,358)               363,620
                                                                                                ------------           ------------
Income (loss) before taxes                                                                        (2,621,938)               187,999
         Provision for income taxes                                                                   19,896                158,467
                                                                                                ------------           ------------
                  Income (loss) from continuing operations                                        (2,641,834)                29,532

(Income) loss from operations of discontinued Grid Power
         Services                                                                                          0                (76,037)

                  Net (loss) income                                                               (2,641,834)               105,569

Series B preferred stock dividend                                                                          0                 55,403
Series B preferred stock discount amortization                                                             0                 18,750
                                                                                                ------------           ------------
                  Net income (loss) attributable to common shares                               ($ 2,641,834)          $     31,416
                                                                                                ============           ============
(Loss) per common share:
         Net (loss)                                                                            ($       0.24)          $       0.00
         Series B dividend preferred stock                                                      $       0.00          ($       0.01)
         Series B discount amortization preferred stock                                         $       0.00           $       0.00
                                                                                                ============           ============
         Net (loss) attributable to common shares                                               $       0.00           $       0.00
                                                                                                ============           ============
Weighted-average number of shares                                                                 11,134,147              9,652,210
                                                                                                ============           ============


See accompanying notes to consolidated financial statements

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                    NOTES          1996                 1995
                                                                                    -----          ----                 ----
Cash flows from operating activities:
         Net income (loss)                                                                      ($2,641,834)          $105,569
         Adjustments to reconcile net earnings to net cash
         used in operating activities:
                Depreciation and amortization                                                     1,195,745            465,167
                Amortization of goodwill                                                              2,510             20,985
                Amortization of Series B preferred stock offering costs                                   0             10,062
                Amortization of debt discount                                                       314,442                  0
                Minority interest in net income of consolidated subsidiaries          3              17,712             (9,103)
                Net equity (earnings) loss in non-consolidated affiliates             2             (62,358)           (73,808)
                Changes   in   assets   and   liabilities,   net  of  effect  of
acquisitions:
                      Decrease (increase) in accounts receivable                                  1,509,362         (1,950,933)
                      Decrease (increase) in inventories                                            233,110           (670,667)
                      (Increase) decrease in other current assets                                  (223,333)            31,535
                      Increase (decrease) in accounts payable and accrued liabilitie                523,114           (558,238)
                                                                                             ---------------     --------------

                                 Cash flows (used in) operating activities                          868,470         (2,629,431)
                                                                                             ---------------     --------------

Cash flows from investing activities:
         Capital expenditures                                                                       659,130         (4,073,307)
         Acquisition of subsidiaries, net of cash acquired                                                0         (1,268,618)
         (Increase) decrease in notes receivable, net of capital lease obligations                   (4,902)           123,961
         Investments in and advances to affiliates, including goodwill                                    0         (2,162,870)
         Decrease (increase) in non-current assets                                                  222,557         (1,421,445)
         Increase(decrease) increase in non-current liabilites                                     (724,028)            89,312
                                                                                             ---------------     --------------

                                 Cash flows (used in) investing activities                          152,757         (8,712,967)
                                                                                             ---------------     --------------

Cash flows from financing activities:
         Increase in long-term debt                                                                       0          3,705,778
         (Decrease) in due to shareholders                                                                0         (1,000,006)
         Decrease (increase) in restricted cash                                                     321,545         (1,522,600)
         Repayment of long-term debt                                                               (330,512)                 0
         Proceeds from issuance of Common Stock, net                                                      0          8,951,769
                                                                                             ---------------     --------------

                                 Cash flows provided by financing activities                         (8,967)        10,134,941
                                                                                             ---------------     --------------

Effect of exchange rate changes on cash                                                            (239,531)            95,851
                                                                                             ---------------     --------------

Net change in cash                                                                                  772,729         (1,111,606)
Cash at beginning of period                                                                         681,369          3,889,333
                                                                                             ---------------     --------------

Cash at end of period                                                                            $1,454,098         $2,777,727
                                                                                             ===============     ==============

                           Continues on following page

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                            Continued from prior page

                                                                                                   1996                 1995
                                                                                                   ----                 ----
Non-cash investing and financing transactions:
         Common stock issued for majority interest in Bellacorick                                        $0           $637,500
         Series B preferred stock dividend accrual                                                        0             55,403
         Series B preferred stock discount amortization                                                   0             18,750

Supplemental  disclosure of cash flow information:
   Cash paid during the period for:
         Interest expense                                                                          $489,078            $85,389
         Income taxes                                                                                19,896              5,467


See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTH PERIOD ENDED MARCH 31, 1996
                                   (Unaudited)

                                                     Common Stock
                                              -------------------------     Currency      Additional     Retained          Total
                                              Number          Amount of    translation     paid in       earnings
                                              of shares       Par Value    adjustments     capital       (deficit)
                                              -------------------------   ------------   ------------  -------------   ------------
Balance December 31, 1995                     11,134,147       $111,341      $778,838    $79,857,172   ($59,724,101)   $21,023,250

Issuance of Common Stock                          -               -             -           -             -                 -

Currency translation adjustments on
 international subsidiaries consolidation         -               -          (239,531)      -             -               (239,531)

Net (Loss), Three month period ended
March 31, 1996                                    -               -             -           -          (2,641,834)      (2,641,834)
                                              --------------------------  ------------   ------------  -------------   ------------

Balance March 31, 1996                        11,134,147       $111,341      $539,307    $79,857,172   ($62,365,935)   $18,141,885
                                              ==========================  ============   ============  =============   ============


See accompanying notes to consolidated financial statements

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

NOTE 2.  INVESTMENTS

            The  Company's   investment  in,  and  advances  to   unconsolidated
affiliates as of the balance sheet date, are as follows:

                                              1996
COMPANY                                   EQUITY CHANGE          INVESTMENTS
- -------                                   -------------          -----------
Photocomm                     48%            $ 106,359           $13,001,853
New World Entec S. A.         50%                    0
San Jacinto Power Company     50%             (44,001)                55,999
Fujian I Hydro Project        12%                    0             3,500,000
                                         --------------          -----------
               Totals                          $62,358           $16,557,852
                                         ==============          ============

            The summarized balance sheets and statements of operations for Photocomm are as follows:

                                            March 31,            December 31,
                                              1996                   1995
                                              ----                   ----
BALANCE
- -------
   Current assets                           $7,048,352            $7,334,984
   Total assets                              9,441,476            10,361,409
   Current liabilities                       2,879,420             2,676,483
   Total liabilities                         3,610,951             3,069,579

                                         Three Months Ended   Three Months Ended
                                           March 31, 1996       March 31, 1995
                                           --------------       --------------
STATEMENT OF OPERATIONS
- -----------------------
   Sales                                    $4,923,100            $5,718,024
   Cost of Sales                             3,432,396             4,519,211
   Selling, General and Administrative       1,220,876             1,008,003
   Net income                                  229,424                83,540

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

            The interest of minority shareholders in consolidated subsidiaries are recorded by deducting their proportional interest in the earnings (or losses, if previous earnings have been recognized) of these companies. The minority interest changes and the total minority interest as of the balance sheet date are as follows:

                             Minority         Minority          Minority
                             Interest         Share of          Interest
                                %              1996
                                             Net Income
                          ----------------  --------------   ---------------
R.E.I.L. (Bellacorick)            12 1/2%         $ 3,260        $  636,666
Solartec, S.A.                        49%          11,601           702,746
Joint Venture                     24 1/2%           2,851             1,483
                                            --------------   ---------------
               Totals                             $17,712        $1,340,895
                                            ==============   ===============

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

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESULTS OF OPERATIONS

GENERAL

            The results of operations for the first quarter of 1996 and 1995 are dramatically different as a result of the methods of accounting for the Company's investment in Photocomm. During the quarter ended December 31, 1994, the Company acquired additional shares of common stock and other Photocomm securities (immediately converted to common stock). As a result, after consideration of the acquisition of the additional common stock and a short-term voting agreement the Company had control of over 51% of Photocomm's issued and outstanding common stock as of March 31, 1995. Accordingly, the Company consolidated Photocomm into its financial statements for the year ended March 31, 1995.

            At March 31, 1996, the Company owns 6,612,447 shares of Photocomm, representing less than 50% of the issued and outstanding shares of Photocomm. The decrease in the Company's ownership percentage from March 31, 1995 results from various Photocomm equity transactions in which the Company did not participate. Additionally, the short-term voting agreement expired during 1995. As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm is being accounted for on an equity basis.

GRID POWER PRODUCTION

Revenues

            Revenues are approximately the same during the first three months of 1996 as they were for the first three months of 1995. Revenues from the U.K. wind farms and REIL for the period ending March 31, 1996 were $1,779,000 co-pared to $1,706,000 for the same period last year. Wind speeds were below historical norms during the first three months of 1996. The Company's Four Burrows wind farm (placed in service March 19995) offset the decrease from the Caton Moor wind farm.

            The wind patterns in the U.K. provide the strongest winds during October through March and complement those domestically where the strongest winds are during April through September.

            Power production from the Wolverine facility was up approximately $70,000 from March 31, 1996 as compared to March 31, 1995. This increase is primarily attributable to increase water flow.

Costs

            Costs are increased approximately $.8 million from March 31,1996 as compared to March 31, 1995. The increase is primarily attributable to use of accelerated depreciation methods on the U.K. wind farms. Costs from the Wolverine facility were approximately the same for both periods

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Gross profit

            The current three month period shows a gross profit of $440,900 compared to $1,250,495 for the same period last year, The difference is primarily attributable to the accelerated depreciation method used on the U.K. wind farms.

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

Sales

            Sales increased approximately $1.3 million during the first three months of 1996 compared to the same period last year, which is primarily attributable to a $1.1 million increase in Solartec revenues.

Costs

            The cost of operations increased $1.2 million (65%) during the first three months of 1996 as compared to the first three months of 1995, which is primarily attributable to an increase of $.9 million reported by Solartec.

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

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Sales and revenues decreased approximately 22%, while costs have decreased by approximately 24%, principally due to additional costs incurred in the later stages of the Advanced Wind Turbine program, a joint effort with the National Renewable Energy Laboratory. The result is a loss of $5,141, compared to a loss in the three month period of 1995 of $16,574.

RESEARCH & DEVELOPMENT

            This is related principally to the New World Power Technology Company above, and therefore is likely to continue to be a declining amount as more resources are devoted to the Company's own business activities.

PROJECT DEVELOPMENT EXPENSES

            These expenses are slightly above those of last year as the Company continues to focus on those projects most likely to lead to financing and construction in the reasonably near future while expensing those costs where future development is not expected. Deferred project development expenses are delineated in the LIQUIDITY & CAPITAL RESERVES section.

            In early 1996, the Company made certain additional cost reductions, which are discussed in the Company 10-K.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

            This category of expense decreased approximately $316,922 from the corresponding period last year. This 14% decrease was primarily attributable tot he deconsolidation of Photocomm (approximately $1 million) offset by increased corporate professional fees and other expenses of $375,000.

OPERATING INCOME (LOSS)

            The Company achieved an operating loss during the current three months of $1,688,580 compared to an operating profit of $88,708 for the same period last year. The principal reasons for this improvement are: [1] the decreased net contribution from the Grid power production division due to the new wind farms accelerated depreciation; and [2] the deconsolidation of Photocomm from the Wireless power division.

OTHER INCOME AND (EXPENSES), NET

            The interest expense increase of $734,629 is predominately due to interest on the obligations incurred to finance construction of the three UK wind farms (Four Burrows) and the interest on the 8% Convertible Subordinated Notes.

            The change reflected in the minority interests in the Company's consolidated subsidiaries and the net equity earnings of the Company's non consolidated affiliates is primarily attributable to the inconsistent accounting methods for Photocomm for the comparable periods.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The Company benefited by net gains from the two transactions in 1994 that were not recurring for 1995. These transactions account for the fluctuation from March 31, 1996 to March 31, 1995 in Other income.

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

            In early 1995, the Company completed project financings for the Four Burrows wind farm. The net proceeds from these loans were $3,440,221 in 1995.

            At March 31, 1996, the Company held a working capital deficit of $17,957,125. The deficit in working capital is the result of inclusion of certain debt obligations on which the Company defaulted subsequent to December 31, 1995 and for which the Company's restructured debt asset sales to be completed by certain dates. uncertainties exist as to whether the aforementioned provisions can be met.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            PART II-OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            a) EXHIBITS

4.01 (a) Form of Note and Warrant Purchase Agreement, dated as of August 15, 1995 regarding 8% Convertible Subordinated Notes Due July 31, 2000 and Warrants of The New World Power Corporation (Exhibit 4.01(a) to Form 8-K dated August 15, 1995, File No. 0-18260 ("Form 8-K")).*

4.01 (b)    Form of Amendment Number One to Note and Warrant Purchase Agreement.

4.01 (c) Form of 8% Convertible Subordinated Note Due July 31, 2000 of The New World Power Corporation.

4.01 (d)    Form of Warrant.

4.01 (e) Schedule of Purchasers and other differing terms of Note and Warrant Purchase Agreements.

4.01 (f) Agreement, dated as of August 15, 1995, by and among The New World Power Corporation, John D. Kuhns, FFF American Fledgling Fund, S&P American Smaller Companies Fund, FFF US Discovery Fund, Fleming US Discovery Fund (II), Fleming American Investment Trust plc, Fleming Overseas Investment Trust plc, C.M.V. Jones and David Edwards.

4.01 (g) Agreement, dated as of September 13, 1995, by and among The New World Power Corporation, John D. Kuhns, Utech Climate Challenge Fund, L. P., and UVCC Fund II.

10.01 Joint Venture Contract to Establish Shezhen China Chang Jiang New World Power Company by and among China Chang Jiang Energy Corporation (Group), Metropolitan Enterprise Corporation and the Company dated October 15, 1994. (Exhibit 10.01 to Form 8-K.)*

10.02 Business Plan/Letter of Intent dated February 25, 1995 by and among China Chang Jiang Energy Corporation (Group), Metropolitan Enterprise Corporation and the Company, dated February 25, 1995, as amended (Exhibit 10.02 to Form 8-K.)*.

10.03       Share   Transfer   Agreement   between   China  Chang  Jiang  Energy
            Corporation (Group) and the Company. (Exhibit 10.03 to Form 8-K.)*

            ------------------------------------------
            *  Incorporated by reference.
            b) REPORTS ON FORM 8-K

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




                                     THE NEW WORLD POWER CORPORATION





July 1, 1996                         By    /S/ JOHN D. KUHNS
                                       -----------------------------------------
                                                 John D. Kuhns
                                                 Chairman of the Board




July 1, 1996                         By    /S/ GEORGE P. PETRENKO.
                                       -----------------------------------------
                                                 George P. Petrenko
                                                 Interim Chief Executive Officer