Form 10-Q
period 1996-09-30
NEW WORLD POWER CORPORATION
filed 1996-11-14
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 1996

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

            The number of shares outstanding of the registrant's Common Stock as of September 30, 1996 was 11,134,147.

                         THE NEW WORLD POWER CORPORATION

                          QUARTERLY REPORT ON FORM 1O-Q

               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS

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

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30, 1996  December 31, 1995
ASSETS                                                      NOTES      (Unaudited)
                                                            -----      ------------      ------------
      Current assets:
         Cash                                                          $  1,465,522      $    681,369
         Cash restricted in use                                           4,542,578         4,669,554
         Accounts receivable                                              1,671,572         4,269,360
         Inventories                                                        143,370         1,871,170
         Other current assets                                               780,963         1,572,490
                                                                       ------------      ------------
                Total current assets                                      8,604,005        13,063,943

      Notes receivable                                                      185,600           185,600
      Property, plant and equipment, net                                 24,374,709        29,374,876
      Other non-current assets                                            2,631,907         4,726,555
      Goodwill, net of accumulated amortization
          of $200,966 and $20,103                                         1,366,307         1,549,234
      Investments                                             5          15,585,951        16,495,495
                                                                       ------------      ------------

                Total Assets                                           $ 52,748,479      $ 65,395,703
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable and accrued liabilities                      $  4,911,835      $  7,148,616
         Current portion of long term debt, net                          19,266,584        17,965,610
         Due to related parties                                           3,984,602         4,627,870
         Current portion of capital lease obligations                        12,077            83,537
                                                                       ------------      ------------
                Total current liabilities                                28,175,098        29,825,633

      Long-term portion of long-term debt, net                            5,946,223         7,649,979
      Long-term portion of capital lease obligations                         12,298            76,014
      Other non-current liabilities                                       4,998,968         5,497,644
                                                                       ------------      ------------
                Total liabilities                                        39,132,587        43,049,270

      Minority interests in consolidated subsidiaries                       641,537         1,323,183

      Stockholders' equity:
         Common stock $.01 par value, 40,000,000 shares authorized
                and 11,134,147 shares issued and outstanding                111,341           111,341
         Currency translation adjustments                                   434,050           778,838
         Additional paid-in capital                                      81,337,166        79,857,172
         Accumulated deficit                                            (68,908,202)      (59,724,101)
                                                                       ------------      ------------
                Total stockholders' equity                               12,974,355        21,023,250
                                                                       ------------      ------------

                Total liabilities and stockholders' equity             $ 52,748,479      $ 65,395,703
                                                                       ============      ============

See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              Three Months Ended             Nine Months Ended
                                                                                  September 30                 September 30
                                                                          ----------------------------------------------------------
                                                                 NOTES        1996           1995           1996           1995
                                                                 -----        ----           ----           ----           ----
Operating revenue:
         Grid power production revenues                                   $  1,484,821   $  1,734,452   $  5,647,597   $  5,887,551
         Wireless power sales                                                1,441,065      2,207,390      5,748,060      4,962,199
         Other products and services                                           295,569        126,585        962,093      1,015,639
                                                                          ------------   ------------   ------------   ------------
                  Total operating  revenue                                   3,221,455      4,068,427     12,357,750     11,865,389
                                                                          ------------   ------------   ------------   ------------
Cost of operations:
         Grid power production                                               1,899,789      1,588,556      4,342,170      3,390,479
         Wireless power                                                      1,374,029      1,644,028      5,064,714      3,470,452
         Other products and services                                           232,876        286,369      1,024,383      1,059,967
                                                                          ------------   ------------   ------------   ------------
                  Total cost of operations                                   3,506,694      3,518,953     10,431,267      7,920,898
                                                                          ------------   ------------   ------------   ------------
Gross profit:
         Grid power production                                                (414,968)       145,896      1,305,427      2,497,072
         Wireless power                                                         67,036        563,362        683,346      1,491,747
         Other products and services                                            62,693       (159,784)       (62,290)       (44,328)
                                                                          ------------   ------------   ------------   ------------
                  Total gross profit                                          (285,239)       549,474      1,926,483      3,944,491
                                                                          ------------   ------------   ------------   ------------

Research and development expenses                                                  833         19,831          1,285         19,831

Project development expenses                                                   220,330        575,694        613,296      1,465,212

Selling, general and administrative expenses                                 1,661,875      1,978,166      5,409,404      4,819,424
                                                                          ------------   ------------   ------------   ------------

                  Operating income (loss)                                   (2,168,277)    (2,024,217)    (4,097,502)    (2,359,976)
                                                                          ------------   ------------   ------------   ------------
Other income (expense):
         Interest expense                                                   (2,008,958)      (507,500)    (5,128,146)    (1,231,579)
         Interest income                                                        53,517        159,636        199,184        458,734
         Net equity earnings (loss) of non-consolidated
           affiliates                                              5           260,237       (246,041)       368,294         74,777
         Minority interests in consolidated subsidiaries                       121,611        (24,876)       209,100        (37,922)
         Other                                                                (787,355)        16,098       (666,078)       429,828
                                                                          ------------   ------------   ------------   ------------
                  Total other income (expense)                              (2,360,948)      (602,683)    (5,017,646)      (306,162)
                                                                          ------------   ------------   ------------   ------------

Income (loss) before taxes                                                  (4,529,225)    (2,626,900)    (9,115,148)    (2,666,138)
         Provision for income taxes                                                171       (124,187)        20,147        126,446
                                                                          ------------   ------------   ------------   ------------
                  Loss from continuing operations                           (4,529,396)    (2,502,713)    (9,135,295)    (2,792,584)

(Income) loss from operations of discontinued Grid Power
         Services                                                               48,806        130,465         48,806        279,647
                                                                          ------------   ------------   ------------   ------------

                  Net (loss) income                                         (4,578,202)    (2,633,178)    (9,184,101)    (3,072,231)

Series B preferred stock dividend                                                    0         57,222              0        169,131
Series B preferred stock discount amortization                                       0         18,750              0         56,250
                                                                          ------------   ------------   ------------   ------------

                  Net income (loss) attributable to common shares         ($ 4,578,202)  ($ 2,709,150)  ($ 9,184,101)  ($ 3,297,612)
                                                                          ============   ============   ============   ============
(Loss) per common share:
         Net (loss)                                                       ($      0.41)  ($      0.23)  ($      0.82)  ($      0.29)
         Series B dividend preferred stock                                $       0.00   ($      0.01)  $       0.00   ($      0.02)
         Series B discount amortization preferred stock                   $       0.00   $       0.00   $       0.00   $       0.01
                                                                          ============   ============   ============   ============
         Net (loss) attributable to common shares                         $       0.41   $       0.24   $       0.82   ($      0.32)
                                                                          ============   ============   ============   ============
Weighted-average number of shares                                           11,134,147     11,177,235     11,134,147     10,417,882
                                                                          ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                           NOTES         1996              1995
                                                                                           -----         ----              ----
Cash flows from operating activities:
         Net income (loss)                                                                           ($9,184,101)      ($ 3,072,231)
         Adjustments to reconcile net earnings to net cash
         used in operating activities:
           Depreciation and amortization                                                               2,821,195          2,010,479
           Amortization of goodwill                                                                      181,002            198,634
           Amortization of Series B preferred stock offering costs                                             0             30,186
           Amortization of debt discount                                                               1,372,030                  0
           Minority interest in net income of consolidated subsidiaries                                 (209,100)            37,922
           Net equity (earnings) loss in non-consolidated affiliates                         5          (368,294)           (74,777)
           Issuance of notes in lieu of interest payments                                              1,915,255                  0
           Loss on sale of Los Vaqueros Power Corporation                                                205,299                  0
           Loss on sale of Painted Hills Power Corporation                                               162,570                  0
           Changes in assets and liabilities, net of effect of acquisitions:
             Decrease (increase) in accounts receivable                                                  591,849         (1,030,753)
             Decrease (increase) in inventories                                                            9,709           (838,429)
             (Increase) decrease in other current assets                                                (204,239)          (238,715)
             Increase (decrease) in accounts payable and accrued liabilities                             345,678          1,930,629
                                                                                                     -----------       ------------

                                 Cash flows (used in) operating activities                            (2,361,147)        (1,047,055)
                                                                                                     -----------       ------------

Cash flows from investing activities:
         Capital expenditures                                                                            747,531         (6,801,832)
         Acquisition of subsidiaries, net of cash acquired                                                     0         (1,512,090)
         (Increase) decrease in notes receivable, net of capital lease obligations                        16,156            245,220
         Investments in and advances to affiliates, including goodwill                                 1,279,763         (6,468,211)
         Proceeds from sale of Solartec, S. A                                                          1,848,839                  0
         Proceeds from sale of Los Vaqueros Power Corporation                                             92,500                  0
         Decrease (increase) in non-current assets                                                     1,486,726         (3,089,584)
         Increase(decrease) increase in non-current liabilites                                          (498,678)          (551,590)
                                                                                                     -----------       ------------

                                 Cash flows (used in) investing activities                             4,972,837        (18,178,087)
                                                                                                     -----------       ------------

Cash flows from financing activities:
         Increase in short-term debt                                                                           0             70,000
         Increase in long-term debt                                                                            0         14,754,659
         (Decrease) in due to shareholders                                                                     0         (1,500,006)
         Increase in due to shareholders                                                                       0          1,000,000
         Decrease (increase) in restricted cash                                                          126,976         (5,271,274)
         Repayment of long-term debt                                                                  (1,609,725)        (1,172,247)
         Proceeds from issuance of Common Stock, net                                                           0          8,820,956
         Renewable Energy Ireland Limited minority dividend                                                    0            (64,213)
                                                                                                     -----------       ------------

                                 Cash flows provided by financing activities                          (1,482,749)        16,637,875
                                                                                                     -----------       ------------

Effect of exchange rate changes on cash                                                                 (344,788)            (3,437)
                                                                                                     -----------       ------------

Net change in cash                                                                                       784,153         (2,590,704)
Cash at beginning of period                                                                              681,369          3,885,473
                                                                                                     -----------       ------------

Cash at end of period                                                                                $ 1,465,522       $  1,294,769
                                                                                                     ===========       ============

                          Continues on following page

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                           Continued from prior page

                                                                                                         1996              1995
                                                                                                         ----              ----
Non-cash investing and financing transactions:
         Common stock issued for majority interest in Bellacorick                                    $         0       $    637,500
         Common stock exchanged for Fujian I Hydroelectric Project                                             0          7,500,000
         Common stock warrants issued                                                                  1,479,994                  0
         Series B preferred stock dividend accrual                                                             0            169,131
         Series B preferred stock discount amortization                                                        0             56,250

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
         Interest expense                                                                            $ 1,186,354       $    838,637
         Income taxes                                                                                     24,054             20,991

See accompanying notes to consolidated financial statements.

                         THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                                                         Common Stock        Currency    Additional     Retained          Total
                                                     Number      Amount of  translation    paid in      earnings
                                                    of shares    Par Value  adjustments    capital      (deficit)
                                                    ----------   --------   ---------    -----------   ------------    ------------
Balance December 31, 1995                           11,134,147   $111,341   $ 778,838    $79,857,172   ($59,724,101)   $ 21,023,250

Issuance of Common Stock                                  --         --          --             --             --              --

Issuance of Common Stock Warrants                         --         --          --        1,479,994                      1,479,994

Currency translation adjustments on
 international subsidiaries consolidation                 --         --      (344,788)          --             --          (344,788)

Net (Loss), Nine month period ended
September 30, 1996                                        --         --          --             --       (9,184,101)     (9,184,101)
                                                    ----------   --------   ---------    -----------   ------------    ------------

Balance September 30, 1996                          11,134,147   $111,341   $ 434,050    $81,337,166   ($68,908,202)   $ 12,974,355
                                                    ==========   ========   =========    ===========   ============    ============

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

            Certain reclassifications have been made to the financial statements for the nine month period ended September 30, 1995 to conform to the current period presentation.

            The reader is referred to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for information which may be useful in understanding the Company's business and financial statement presentation.

NOTE 2.  GOING CONCERN

            The consolidated financial statements as of, and for the nine month period ended September 30, 1996 have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1995, the Company incurred a net loss of $41.3 million (including a $24.4 million impairment charge), had negative cash flows from operations of $6.3 million and had negative working capital. During the first quarter of 1996, due to severe liquidity constraints, the Company defaulted on two of its principal loan agreements and as a result, was required to restructure those loans. The Company has amounts owed trade creditors that are past due, and certain creditors have threatened to petition the Company into involuntary bankruptcy proceedings. As part of the agreement to restructure its debt, management has agreed to sell certain assets by specified dates in 1996 and use a portion of the proceeds to repay the debt. Further, the Company anticipates having negative operating cash flows during 1996, and as a result, will require additional capital through financing or equity transactions in order to sustain operations. The above matters raise substantial doubts about the Company's ability to continue as a going concern.

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

NOTE 3.     OTHER COMMITMENTS AND CONTINGENCIES

Asset Sales

            As discussed in Note 2, in order to satisfy the terms of its restructured 8% convertible subordinate note, the Company must sell certain assets or securities for specified minimum amounts during 1996. Under the restructured agreement, the Company must sell assets for minimum proceeds of $10 million on or before July 31, 1996, with cumulative proceeds from the sale of assets increasing to $27 million by November 30, 1996. A portion of the proceeds from the sale of these assets is to be used to reduce the obligations outstanding under the agreement. Failure to obtain sufficient proceeds and make the related debt payments would constitute a breach of the amended agreement and result in the debt becoming callable by the lender. Subsequent to June 30, 1996 the Company received an extension to its loan agreement to extend the requirement to raise $10 million of net proceeds from the sale of assets beyond July 31, 1996. Management negotiated the sale of its Photocomm investment and Solartec subsidiary and signed a definitive agreement for the sale of these investments for proceeds in excess of $10 million by August 16, 1996, thereby satisfying the lenders' requirements. The anticipated proceeds of the sale are approximately $12.5 million. The proceeds will be used to pay off a portion of the 8% Secured Subordinated Notes which are outstanding.

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

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.     IMPAIRMENT CHARGE

            In 1995, the Company recorded an impairment charge of $24.4 million. As described in the Company's annual report on Form 10-K the Company has a business plan to sell certain of its assets and investments and to abandon various development projects. For the nine month period ended September 30, 1996, there has been no change to the impairment charge and no significant change to the carrying value of the assets held for sale. The assets held for sale as of September 30, 1996 include:

            Photocomm                                Makani Uwila Wind Farm
            United Kingdom Wind Farms                Arcadian Wind Farm
            Tierras Morenas, Development Project     San Jacinto
            Dona Julia, Development Project          Bellacorick
            Andersen Falls

NOTE 5.  INVESTMENTS

            The  Company's   investment  in,  and  advances  to   unconsolidated
affiliates as of the balance sheet date, are as follows:

                                                      1996
COMPANY                                           EQUITY CHANGE      INVESTMENTS
-------                                             ---------        -----------
Photocomm                                 46%       $ 442,810        $12,060,467
New World Entec S. A                      50%               0                  0
San Jacinto Power                         50%         (74,516)            25,484
Company
Fujian I Hydro Project                    12%               0          3,500,000
                                                    ---------        -----------
     Totals                                         $ 368,294        $15,585,951
                                                    =========        ===========

NOTE 6.  SUBSEQUENT EVENTS

            On July 31, 1996, the Company entered into a letter of intent to sell its investment in Photocomm. On August 16, 1996, the Company signed a definitive agreement for the sale. Proceeds are anticipated to be approximately $10.9 million and will be used to pay off a portion of the outstanding 8% Secured Subordinated Notes during the fourth quarter of 1996.

            On June 29, 1996, the Company entered into letter of intent to sell its investment in San Jacinto Power Company and expects to close during the fourth quarter.

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

            During the six month period ended June 30, 1996, the Company was engaged in active negotiations to sell its investments in Photocomm, Solartec S.A., the Makani Uwila Wind Farm, Los Vaqueros and San Jacinto. During the quarter ended September 30, 1996, the Company signed agreements to sell Los Vaqueros, San Jacinto and New World do Brazil for aggregate net proceeds of $217,500. As of July 31, 1996, the Company had not yet completed the sale of any other investments and had not complied with provisions of its loan agreement to raise $10 million in net proceeds from the sale of assets or securities by July 31, 1996. The lender extended the requirement to raise $10 million in net proceeds through the end of the day on August 16, 1996. Management subsidiary signed a definitive agreement for the sale its Photocomm investment and Solartec subsidiary for proceeds in excess of $10 million by August 16, 1996. This sale allows the Company to meet the requirement of the loan agreement to raise $10 million of net proceeds on or before July 31, 1996 (extended through August 16, 1996).

            During the three month period ended September 30, 1996, the Company closed on the sale of its investments in Los Vaqueros, Solartec S.A. and New World Power do Brazil for gross proceeds of approximately $1.7 million. The proceeds were used to reduce the outstanding balance under its loan agreements.

            Management has been actively negotiating the sale of its three wind farms in the United Kingdom and the sale/refinancing of its wind farm in Ireland. Subsequent to September 30, 1996, the Company has received preliminary offers on the sale of the wind farms in the U.K. and the sale/refinancing of the wind farm in Ireland. Management is currently reviewing those offers and negotiating its terms.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

GENERAL

            The results of operations for the nine month period ended September 30, 1995 reflect changes from originally reported numbers as a result of the method of accounting for the Company's investment in Photocomm. During the year ended December 31, 1994, the Company acquired additional shares of common stock and other Photocomm securities (immediately converted to common stock). As a result, after consideration of the acquisition of the additional common stock and a short-term voting agreement the Company had control of over 51% of Photocomm's issued and outstanding common stock as of December 31, 1994. Accordingly, the Company originally consolidated Photocomm into its financial statements for the nine month period ended September 30 1995.

            At December 31, 1995, the Company owned 6,612,447 shares of Photocomm, representing less than 50% of the issued and outstanding shares of Photocomm. The decrease in the Company's ownership percentage from December 31, 1994 results from various Photocomm equity transactions in which the Company did not participate. Additionally, the short-term voting agreement, described above, expired during 1995. As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm has been accounted for on an equity basis, for the nine month period ended September 30, 1996. The Company has restated the September 30, 1995 financial statements to reflect the de-consolidation of Photocomm. The summarized balance sheets and statements of operations for Photocomm are as follows:

                                             September 30,      December 31,
                                                  1996              1995
                                                  ----              ----
BALANCE SHEET
   Current assets                             $11,027,771       $ 7,334,984
   Total assets                                16,117,838        10,361,409
   Current liabilities                          5,849,515         2,676,483
   Total liabilities                            6,258,076         3,069,579

                                         Nine Months Ended    Nine Months Ended
                                         September 30, 1996   September 30, 1995
                                         ------------------   ------------------
STATEMENT OF OPERATIONS
   Sales                                      $18,669,869       $16,733,151
   Cost of Sales                               13,923,212        12,752,852
   Selling, General and Administrative          4,023,625         3,273,760
   Net income                                   1,049,474           695,711

REVENUES

            Revenues during the nine month period ended September 30, 1996 increased $492,361 (4%) which is primarily due to the Santa Fe project in Argentina which was not present in the first three quarters of 1995, as well as increased revenues at Solartec.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

COSTS OF OPERATIONS

            The cost of operations for the nine month period ended September 30, 1996 increased $2,510,369 (32%) compared to the same period of 1995, which is partially attributable to the Santa Fe project in Argentina which was not present in 1995 and increased costs of Solartec in relation to revenues. Additionally, depreciation expense for the U.K. wind farms was increased from the prior year to reflect accelerated methods to better match revenues.

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

            Project development expenses decreased by $851,916 (58%) during the nine months periods ended September 30, 1996 compared with 1995 which was primarily attributable to the Company's investigations during 1995 into potential projects in China and, to a lesser extent, various domestic projects and Chile and Argentina.

Selling, general and administrative

            Selling,  general and  administrative  expenses  increased  $589,980
(12%), during the nine month period ended September 30, 1996 compared to the same period in 1995, which is primarily attributable to increased professional fees at Corporate Headquarters including crisis management consultants, legal fees and accounting and auditing fees. The Company has terminated its arrangement with the crisis management consultants in August, 1996.

Operating (Loss) Income

            Operating results decreased $1,737,526 to ($4,097,502) during the nine month period ended September 30, 1996 compared to the same period in 1995. The increased loss is attributable primarily to increased professional fees at the Corporate level and increased depreciation for the U.K. wind farms.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

Other Income (Expense)

            Other expense, net, increased $4,711,484 during the nine month period ended September 30, 1996 compared to the same period in 1995 which is attributable primarily to a $3,896,567 increase in interest expense in connection with approximately $15 million of debt the Company issued during the latter part of the 1995. Additionally, the Company benefited in 1995 from aggregated gains of $276,000 in connection with the settlement of certain disputes.

Net income (loss)

            The net loss for the nine month period ended September 30, 1996 increased $6,111,870 compared to the same period last year. The increase in net loss is primarily attributable to increased interest expense, professional fees at Corporate Headquarters and, increased depreciation expense in the U.K.

SEGMENT ANALYSIS

GRID POWER PRODUCTION

Revenues

            Grid power production revenues were decreased by approximately $239,954 during the nine month period ended September 30, 1996 compared to the same period in 1995. Production revenues were increased at Wolverine offset by decreased revenues in the United Kingdom and Californian wind farms.

Cost of Operations

            Cost of  operations  for nine month period ended  September 30, 1996 increased $951,691 (28%) which is primarily attributable to increased depreciation expense in the U.K. to reflect accelerated methods which better match revenues and expenses. As a result Grid Power gross profit decreased $1,191,645.

WIRELESS POWER

            This photo-voltaic (solar) business segment includes Photocomm Inc. and a part of New World Power Technology Company (formerly Northern Power Systems). These companies are in the business of developing, assembling, and marketing photo-voltaic or solar electric power systems and related products domestically and in South America.

Sales

            Sales increased $785,861 (16%) during the nine month period ended September 30, 1996 compared to the same period in 1995 principally attributable to the Santa Fe project in Argentina which was not present in 1995. Additionally, Solartec revenues were also higher.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

Costs

            Costs increased $1,594,262 during the nine month period ended September 30, 1996 principally attributable to the Santa Fe project in Argentina which was not present in 1995. Additionally, Solartec costs were higher consistent with the increase in revenues.

Gross profit

            The combination of the above resulted in a decrease in gross profit of $808,401 during the nine month period ended September 30, 1996.

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

            Revenues decreased $53,546 (5%) during the nine month period ended September 30, 1996 compared to the same period in 1995 due to the shut-down of Village Power partially offset by increased Technology sales. Costs were approximately flat despite the decrease in sales, principally due to costs incurred for of the Advanced Wind Turbine program, a joint effort with the National Renewable Energy Laboratory. The result is a loss of $X compared to a gross profit in the nine month period of 1995 of $44,328.

LIQUIDITY & CAPITAL RESERVES

            During the nine month period ended September 30, 1996, there has been no significant changes in the Company's liquidity or capital reserves. The Company has not issued any new debt obligations nor has it repaid any significant amounts of borrowings. During the three month period ended September 30, 1996, the Company received approximately $1.6 million in proceeds from the sale of assets. Subsequent to September 30, 1996, the proceeds were used to reduce the outstanding amounts under its loan agreements.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

            Further, the Company has completed negotiations to sell its investment in Photocomm and signed a definitive agreement for the sale of this investment for net proceeds in excess of $10.5 million on August 16, 1996. The Company anticipates a closing of this sale in the fourth quarter of 1996. The Company continues to pursue its business plan of improving its financial position and liquidity through the sale of assets and reduction of debt.

            In August, 1996 the Company continued to operate under constrained liquidity and operating cash flow. As a result, the Company made its interest payment, due July 31, 1996, on its 8% Secured Subordinated Notes in the form of additional notes and warrants rather than cash as permitted under the restructured loan agreement.

            The Company has a working capital deficiency of $19,571,093 million which is partially the result of certain obligations upon which the Company defaulted in the first quarter of 1996 being currently due. There are numerous risks and uncertainties surrounding management's plans to improve the Company's financial position, and liquidity and reduce debt, principally the risk that management will not be able to sell the investments (or subsidiaries) identified in its business plan within the time frame, or for the amounts, required by the restructured loan agreement.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES

                            PART II-OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            a) EXHIBITS

            Financial Data Schedule.

            b) REPORTS ON FORM 8-K

            The Registrant filed a Form 8-K dated August 16, 1996 regarding the Registrant's Stock Purchase Agreement with Golden Technologies Company, Inc. announcing the disposition of the Registrant's assets, Waiver Agreement with Photocomm, Inc., Robert R. Kauffman and Programmed Land, Inc. modifying their Stock Purchase Agreement with Registrant dated October 15, 1993, and press release announcing a letter of intent for a joint venture and management agreement with Dominion Bridge Corporation.

            The Registrant filed a Form 8-K dated September 10, 1996 regarding the resignation of the Registrant's auditors.

            The Registrant filed a Form 8-K/A dated October 29, 1996 regarding the resignation of the Registrant's auditors.

                           NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES


                                   Signatures


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE NEW WORLD POWER CORPORATION



November 14, 1996                       By /s/ Frederic A. Mayer
                                           -------------------------------------
                                           Frederic A. Mayer
                                           Interim Controller and
                                           Acting Chief Financial Officer