Form 10-Q/A
period 1996-09-30
NEW WORLD POWER CORPORATION
filed 1997-01-10
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended:
            SEPTEMBER 30, 1996

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

                          QUARTERLY REPORT ON FORM 1O-Q/A

               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Balance Sheets                                    3
              Consolidated Statements of Operations                          4
              Consolidated Statements of Cash Flows                          5
              Consolidated Statement of  Stockholders' Equity                7
              Notes to Consolidated Financial Statements                     8
Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                  13


                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              19
              Signatures                                                    20

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


                                        THE NEW WORLD POWER CORPORATION



January 9, 1997                         By /s/ Vitold Jordan
                                           -------------------------------------
                                           Vitold Jordan
                                           Acting Chief Financial Officer