Form 10-K
period 1996-12-31
NEW WORLD POWER CORPORATION
filed 1997-05-01
CIK 842691

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1996                           .
                         ----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission File Number                  0-18260                              .
                      -------------------------------------------------------

                        The New World Power Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      52-1659436
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

500 Notre Dame, Lachine, Quebec, Canada                      H85 2B2
----------------------------------------               -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            (514) 634-3550
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
   Title of each class                            on which registered
   -------------------                             -------------------

          None                                       Not Applicable
-----------------------------                  ---------------------------


Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

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
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on April 11, 1997 was $1,015,586 based on the closing price of $.50 per share. The number of shares outstanding of the registrant's Common Stock as of April 11, 1997 was 2,321,367.

         The information provided above shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are not included is not an affiliate, and any such admission is hereby disclaimed. The information provided is included solely for record-keeping purposes of the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE:

                               Table of Contents

PART I                                                                      Page
                                                                            ----
         Item 1.   Business                                                  1

         Item 2.   Properties

         Item 3.   Legal Proceedings

         Item 4.   Submission of Matters to a Vote of Security
                         Holders

PART II

         Item 5.   Market for Registrant's Common Equity
                         and Related Stockholder Matters

         Item 6.   Selected Financial Data

         Item 7.   Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations

         Item 8.   Financial Statements and Supplementary
                         Data

         Item 9.   Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure

PART III

         Item 10.  Directors and Executive Officers of the
                         Registrant

         Item 11.  Executive Compensation

         Item 12.  Security Ownership of Certain
                         Beneficial Owners and Management

         Item 13.  Certain Relationships and Related
                         Transactions

PART IV

Item 14.  Exhibits, Financial Statement
                     Schedules and Reports on Form 8-K

Index to Consolidated Financial Statements and
    Financial Statement Schedule

Signatures

                                     PART I

ITEM 1.  BUSINESS

Private Securities Litigation Reform Act Safe Harbor Statement

         When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect," "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others: (i) the intense competition and the bidding process in which the Company competes, (ii) the risk that management will not be able to sell the assets identified in its business plan with the time frame required or for the amounts estimated, (iii) that the Company will have sufficient capital to fund operations in the time necessary to effect such sales, (iv) the Company's ability to obtain financing on satisfactory terms for its projects and the degree to which the Company is leveraged, (v) the timing of completion of projects, (vi) factors associated with the strength of the dollar compared to the currencies in the countries in which the Company operates, (vii) the sensitivity of the Company's business to general economic/environmental conditions, (viii) changes in accounting principles, policies, or guidelines, and (ix) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, projects, products and prices. Additional factors are described in this Annual Report on Form 10-K and in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

INTRODUCTION

         The New World Power Corporation (the "Company") produces and sells electric power generated from renewable resources, including wind, sun and water, and develops renewable power generating projects. The Company also assembles and sells renewable power generating systems, including stand-alone systems for individuals, villages, and industrial and scientific applications.

         The Company's operations are conducted through subsidiaries which are organized into four segments: grid power production, grid power services, wireless power sales and other products and services. The grid power production division develops, owns and operates wind farms and hydroelectric facilities which produce electricity (kilowatt hours) for sale to electric utilities. Several of the Company's wind projects were sold in early 1997.
The grid power services division was discontinued and sold during 1995. The wireless power division assembles, distributes and sells integrated renewable power generating systems for commercial and industrial use where no service from an electric utility is available or in areas where purchasing electricity is not economical. In addition, the wireless power division includes village power which develops, owns and operates integrated renewable power generating systems which produce kilowatt hours for sale to small, electric utilities which are generally diesel-powered and removed from the main grid. A majority of the Company's wireless division was sold during 1996. The other products and services division manufactures and develops wind turbines and related products. Supplementary industry segment information may be found in the notes and schedules to the Company's Consolidated Financial Statements.

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

         In the first quarter of 1996, the Board of Directors thoroughly evaluated the Company's business, projects and personnel to refocus the Company in areas which would solve short and long term liquidity problems and optimize economic return. As a result of this evaluation, significant changes where made in terms of project priority. In concert with its revised business plan, and to further alleviate cash flow pressure, the Company substantially reduced administrative and overhead expenses through downsizing of its corporate staff and international offices to bare minimums necessary to sustain project operations and development.

         The Company has proceeded with its primary course of action of asset sales with full cooperation of the principal lenders and as per its covenants under the restructured loan agreements with said principal secured lenders. Short-term capital needs to fund the Company's operations during 1996, were made available from an escrow account held by one of the principal lenders. The Company marketed units that were developed and operating to pay down the restructured debt and provide capital to fund new development activities. The Company, in 1996, sold its wireless assets, in a less than favorable market environment given the time constraints put on those sales by the secured lenders.

         In early 1997, the Company sold two of its windfarms in the United Kingdom and its investment in an Irish windfarm. Proceeds from those sales were used to payoff one of the Company's secured lenders while paying down a portion of the indebtedness to the other secured lender.

         Nonetheless, the financial statements for December 31, 1996 have been prepared assuming that the Company will continue as a going concern. However, the uncertainty associated with the above events raises substantial doubts about the Company's abilities to continue as a going concern.

         For a discussion of the development of the Company see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

GRID POWER PRODUCTION DIVISION

Power Production

         The following tables set forth the projects, greater than 1 MW in generating capacity, acquired or developed by the Company and currently in operation, those under construction, those in development, and the status of the project as of the filing of this report. Projects in operation are those where construction and financing have been completed and are operational. The Company has sold some of these projects during 1996 and early 1997. Projects in development are those in which the Company has a letter of intent or other firm understanding with the site owner or the joint venture partners, or has been awarded a bid and is in the process of negotiating the basic contracts.

         The Company generally develops new generating capacity only when it has a commitment from a specific power purchaser, and, therefore, the capacity of each project is usually committed only to a specified power purchaser. Completion of projects under construction, any pending acquisition or project in development is subject to the Company's obtaining suitable financing. There can be no assurance that such financing will be obtained or that the Company will be able to fund any project development activities in 1997.



                                                                   Approximate       Power
        Name                    Location                   Type      Capacity      Purchaser            Status
        ----                    --------                   ----      --------      ---------            ------
Projects in Operations:
  Painted Hills          San Gorgonio Pass, California     Wind        1.00  MW       SCE             (Sold 1996)
  Los Vaqueros           Altamont Pass, California         Wind        2.90  MW       PG&E          (Pending Sale)
  Wolverine              Midland, Michigan                 Hydro      10.50  MW    Consumers          (Operating)
  Altamont               Altamont Pass, California         Wind       20.00  MW       PG&E          (Held for Sale)
  Makani Uwila           Oahu, Hawaii                      Wind       10.30  MW       HECO            (Abandoned)
  San Jacinto            San Gorgonio Pass, California     Wind        9.30  MW       SCE           (Sold in 1996)
  Dyffryn Brodyn         Dyfed, Wales                      Wind        5.60  MW      SWALEC         (Sold in 1997)
  Caton Moor             Lancashire, England               Wind        3.00  MW      NORWEB           (Operating)
  Bellacorick            Bellacorick, Ireland              Wind        6.40  MW       ESB           (Sold in 1997)
  Four Burrows           Cornwall, England                 Wind        4.50  MW       SWEB          (Sold in 1997)

Project under Construction:
  Dona Julia             Heredia, Costa Rica               Hydro      16.00  MW       ICE           (Sold in 1997)
  Fujian I               Fujian, People's Republic of      Hydro      39.00  MW  State Utility    (Under Development)
                         China

Projects in Development:*
  Eolos I                Mexico                            Wind       20.0   MW    Government     (Under Development)
  Lerma                  Mexico City, Mexico               Hydro       8.5   MW      DGCOH          (Pending Sale)
  Big Spring             Big Spring, Texas                 Wind       40.0   MW        TU         (Under Development)
  Tierras Morenas        Arenal, Costa Rica                Wind       20.0   MW       ICE           (Held for Sale)

--------------------
* The "approximate capacity" of projects in development reflects the estimated total capacity of the sites which is capable of being completed within the next four years.

Projects in Operation

         General. At any point during the fiscal year, the Company owned or leased the following renewable energy generating facilities. As noted above, certain of these projects were sold in 1996 or are held for sale in 1997. Each facility is located on a site which is owned or leased on a long-term basis by a project subsidiary. The facilities produce electricity which is sold to utilities and other power consumers under long-term power sales contracts.

U.S. Facilities

         Painted Hills Wind Farm. The Company's eight wind turbines aggregating approximately 1.0 megawatt ("MW") of capacity at the Painted Hills Wind Farm in the San Gorgonio Pass near Palm Springs, California were all sold in February 1996.

         Los Vaqueros Wind Farm. The Company owns and operates 38 wind turbines and the related electrical infrastructure and leases 101 acres at its Los Vaqueros Wind Farm in the Altamont Pass in California. The Los Vaqueros windfarm was sold in August 1996.

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

         Altamont Wind Farm. The Company is currently holding for sale the Wind Farm of approximately 250 first generation wind turbines at the Altamont Wind Farm due to low avoided cost tariffs in the PG&E territory. The Company operated the site in 1996 to mitigate some of the fixed costs at the wind farm. The power generated by these turbines is sold to PG&E pursuant to the Company's Standard Offer No. 1 ("SO1") Contract pursuant to which PG&E is obligated to purchase annually 150 MW of electricity. The SO1 Contracts provide for a price which is based upon the utility's short-term avoided cost of energy and the avoided capital cost (the cost of generating equipment). The Company had plans to retrofit the site as soon as the rate based on avoided cost of energy increased.

         Makani Uwila Wind Farm. The Company owned through December 31, 1996 the Makani Uwila Wind Farm located at Kahuku on the north shore of Oahu in Hawaii. The wind farm has a capacity of approximately 8.0 MW. The electricity from this wind farm was sold to The Hawaiian Electric Company, Inc. ("HECO") pursuant to an existing power purchase contract. The Company was negotiating an amendment to its power purchase contract with HECO. Soon after the negotiations had commenced, the Company's cash flow shortages as well as other external factors, resulted in the Wind Farm being offered for sale. In January 1997, the land owner, Campbell Estates, foreclosed on the property and put the site up for bid.

         San Jacinto Wind Farm. The Company owns an approximately 50% interest in San Jacinto Power Company, Inc. ("San Jacinto Power"), a joint venture between the Company and Nevada Energy Company, Inc. The 50% interest is for sale.

U.K. Facilities

         The following three wind farms represent the entire portfolio of sites located in the United Kingdom. All three projects were offered for sale throughout 1996. The Company received two bonafide offers and elected to sell two of the facilities to a U. K. based wind farm developer RES, Ltd. Due to mechanical problems associated with the Caton Moor facility, RES final offer was for Dyffryn Brodyn and Four Burrows only. The Company elected to accept the RES offer and retain ownership of Caton Moor. All debt on Caton Moor was fully paid and the Company continues owning 100% of Caton Moor.

         Dyffryn Brodyn Wind Farm. The Company owned and operated a 5.6 MW wind farm on a 166 acre site near Whitland, Dyfed, Wales throughout 1996 and into early 1997 when it was sold. The power generated at the wind farm is sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with the Non-Fossil Fuel Purchasing Agency Limited ("NFPA") and South Wales Electricity plc ("SWALEC"). The fixed, premium price period of the contract expires in December 1998.

         Caton Moor Wind Farm. The Company owns and operates a 3 MW wind farm at Caton Moor, Lancashire in northwest England. The power generated at the wind farm is sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and NORWEB plc. The fixed, premium price period of the contract expires in December 1998.

         Four Burrows Wind Farm. The Company owned and operated a 4.5 MW wind farm located at Four Burrows, near Truro, Cornwall, England throughout 1996 and into early 1997 when it was sold. The power generated at the wind farm will be sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and South West Electricity plc. The fixed, premium price period of the contract expires in December 1998.

Other Facilities

         Bellacorick Wind Farm. The Company, during 1996, owned approximately 87.5% of the ordinary shares of Renewable Energy Ireland Limited, the owner and operator of Ireland's first wind farm, which is located in Bellacorick, Ireland. The Wind Farm was offered for sale in 1996. In early 1997, the Company sold its interest in REIL.

         For the two United Kingdom sales and the REIL sale, see the Subsequent Events footnote in the audited financial statements.

Projects Under Construction

         Andersen Falls Hydroelectric Facility. The Company owns 60% of Andersen ("Project Company") which has entered into a concession contract with Energia Rio Negro Socieded del Estado ("ERSE"), the state utility of the State of Rio Negro, Argentina, to design, reconstruct, operate and maintain a hydroelectric facility to be located at Andersen Falls, State of Rio Negro, Argentina. In connection with the proposal to construct this facility, the Project Company posted a performance bond for $1 million, which was guaranteed on a joint and several basis by the Project partners and the Company. Because of the Company's limited capital resources, there is a risk that the Company will have to pay under the terms of this performance bond. However, the facility was abandoned in 1996 and the bond obligations are currently unclear. The Company continues to seek a buyer for its interest, or a portion thereof, in this project.

         Dona Julia Hydroelectric Facility. The Company, on behalf of a Costa Rican company in which it has a minority interest, developed a hydroelectric facility located in Heredia, Costa Rica. The project is expected to have a capacity of 16 MW of electricity, all of which is to be sold to the Costa Rican state utility ICE under a 15-year power purchase contract. The Company has sold its interest in the project for approximately $600,000, $400,000 which it received in 1996 and the balance will be forthcoming in 1997.

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

         Subsequent to the Company's initial investment, concern arose as to whether adequate approvals had been obtained, under Chinese law, for the acceptance of New World Power Corporation shares as payment for the Company's interest in Fujian. The Company and CCJEC renegotiated the agreement resulting in a 12% ownership in Fujian. Due to uncertainties involving, among other things, significant project construction delays and Fujian's lack of liquidity, the Company has recorded an other than temporary decline at December 31, 1995, to adjust the carrying value of its investment to the estimated net realizable value of the Company's continuing 12% interest in Fujian. Continued delays in 1996 and lack of capital for the project resulted in the Company writing off its investment in CCJEC. The impact of this writedown is included as part of the impairment charge in the accompanying Consolidated Statement of Operations at December 31, 1996 and 1995 (see Note 3 and 10).

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

         Lerma Hydroelectric Facility. The Company, through Entec S.A. de C.V., has a contract with the Mexican Federal District Water Commission to develop an
8.5 MW hydroelectric facility powered by the flow of water from an aqueduct which supplies part of the drinking water needs of Mexico City. Entec will be paid for the electricity generated by the project by the Federal District Water Commission under a long-term power purchase agreement. Entec is in negotiations for sale of its interest in this facility.

         Big Spring Wind Farm. The Company, through its limited partnership New World Power Texas Renewable Energy Limited Partnership, has entered into a 15-year power purchase agreement with Texas Utilities Electric Company ("TU Electric") to purchase power from a 40 MW wind farm which is to be built near Big Spring, Texas. The agreement has been approved by the Public Utility Commission of Texas. As of March 1997, the land lease and royalty agreement terms have been set, and the tax abatement proposal has been accepted. Remaining site development work is only in the areas of archeological surveys. The Company is presently evaluating the potential use of newer generation of the wind turbine technology in view of improving the economics of the project. As part of the definitive Joint Venture Agreement entered into by the Company and DB Power, Inc. (a wholly owned subsidiary of Dominion Bridge Corporation), 50% of the interest in the Texas Project was transferred to DB Power, Inc.

         Tierras Morenas Wind Farm. The Company had been undertaking, through a Costa Rican subsidiary in which it has a 35% minority interest, to develop a wind farm to be located in Tierras Morenas near Lake Arenal, Costa Rica. The project is expected to have a capacity of 20 MW of electricity, all of which is to be sold to the Costa Rican state utility ICE under a 15-year power purchase contract. In May, 1996 the Company's Costa Rican 65% majority partner in the project entered into negotiations with a U.S. alternative energy development company and sold its majority interest.

         Carrickabrock Wind Farm. The Company, through a joint venture with Bord Na Mona, was seeking to develop a 15 MW wind farm in the County of Tipperary, Ireland, to be owned and operated by the joint venture. An unfavorable outcome to the resiting efforts forced the Company to abandon the project.

         Drumlough Hill Wind Farm. The Company has entered into a joint venture with Bord Na Mona to develop a 5 MW wind farm at Drumlough Hill, Innishowen, County Donegal, Ireland. The joint venture, in which the Company will have a 50% interest, will sell electricity to the ESB, the government-owned electric utility of Ireland, under a 15-year power purchase agreement awarded through an Irish AER bid process. The joint venture has been unable to secure the essential site rights from a third party that are necessary to complete the project. Inability to obtain these rights could force the Company to abandon the project.

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

Strategic Alliances

         In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse Electric Corporation ("Westinghouse"). Westinghouse owns 790,000 shares (7.6%) of the Company's Common Stock. The alliance has not been as beneficial as both parties originally envisioned and, accordingly, the Company and Westinghouse have suspended joint pursuit of opportunities pursuant to this agreement.

         In October 1994, the Company entered into a joint venture contract with China Chang Jiang Energy Corporation (Group) ("CCJEC") and Metropolitan Enterprise Corporation ("MEC"). CCJEC is a manufacturer of electric generating equipment and owns and operates numerous hydroelectric facilities, not only in China but in the Philippines and other countries in Asia. The joint venture contract is for a period of twenty-five years after the date of issuance of the business license for the joint venture company. The parties have agreed to deal exclusively with one another during the term of such contract in connection with the development of wind, solar and hydroelectric power generating projects in the PRC, and in the manufacturing and distribution in the PRC of renewable power generating products developed by the Company. Any pursuit of opportunities under this agreement is subject to successful renegotiation of the Company's investment position in the Fujian project.

         The Company, effective as of October 31, 1996 entered into a joint venture agreement with Dominion Bridge Corporation (Dominion Bridge) to jointly develop selected projects in its inventory. These projects include further development of wind opportunities in North America. Pursuant to the agreement, Dominion Bridge may invest up to $2.5 million in the projects in exchange for 50% of the Company's interest in such projects.

         In addition, the Company has given an option to convert Dominion Bridge interest in the joint venture into its common stock. In the event that all such interest was earned and converted, Dominion Bridge's ownership of the Company would reach 41% of the common stock.

         Finally, effective August 5, 1996, the Company has entered into a management services contract with Dominion Bridge, whereby one of its vice presidents, Vitold Jordan, was appointed to the position of Interim CEO of the Company and Nicholas Matiossian, COO of Dominion Bridge is acting as a senior advisor to the Company. Pursuant to the Management services contract, Dominion can receive, at the election of the Company, a portion of its management fee in shares of common stock.

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

         The Company, for most of 1996, was involved in assembling and selling two basic types of systems using photovoltaic panels. "Photovoltaic Systems" are those in which the sole form of power production is solar energy; these systems range from a basic panel and controller to varied applications involving lighting, water pumping and more sophisticated packages. Integrated Renewable Power Generating Systems are those which also use photovoltaic power for a portion of their power generation, but additionally incorporate other forms of renewable generation like wind and battery power. These systems are typically complex and much more expensive than the Company's Photovoltaic Systems.

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

         The Company distributes its Photovoltaic Systems through Photocomm, Inc. ("Photocomm"), Solartec, Inc. ("Solartec") and Entec ("Entec"), all partially-owned subsidiaries. The Company sold both Photocomm and Solartec in 1996 in order to fulfill a portion of its obligations to its lenders and concentrate on its core development business. The Company continues to review its options regarding liquidation or abandonment of its investment in Entec, which is experiencing significant financial hardship.

         At December 31, 1995, the Company owned 6,612,447 shares (representing approximately 48.8%) of the issued and outstanding voting stock of Photocomm which is a publicly traded company engaged in the development, manufacture and marketing of photovoltaic systems and related products. The Company had an option to purchase an additional 1,500,000 shares at $3.00 per share expired at December 31, 1996. The Company is also a party to an agreement with other shareholders of Photocomm under which, the Company is assured of the election of three of Photocomm's seven directors. The Company also owns 51% of the issued and outstanding capital stock of Solartec, an Argentine corporation which is a fabricator and distributor of photovoltaic products in Argentina, and 50% of the issued and outstanding stock of Entec, a power developer in Mexico. During the fourth quarter of 1996, the Company concluded the sale of the Photocomm shares together with its interest in Solartec for a consideration of $12.5 million. The proceeds from the sale were used to reduce the Company's obligations under the 8% Convertible Subordinate Notes.

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

Village Power

         The Company, through early 1996, developed, owned and operated integrated generating systems, powered by renewable and traditional sources, which produce kilowatt hours for sale to small electric utilities removed from the main grid. These systems use proprietary software for integration and control and utilize indigenous renewable resources, augmented by batteries, to replace existing base-load diesel generators, which are then converted into backup power sources. This division was closed during early 1996, and the entire investment was written off in 1996.

Wireless Backlog

         As of December 31, 1996, the Company had a backlog of existing purchase orders and government contracts, which it believes to be firm, for products and development services representing approximately $2.2 million in revenues. This compares to a backlog of approximately $688,000 as of December 31, 1995. Management expects that a majority of the current backlog will be filled in fiscal 1997. The current backlog is not necessarily indicative of the backlog, if any, in future periods.

Concentration

         Sales of the Company's generating systems to customers outside of the continental United States accounted for approximately 20% of product sales for the last fiscal year. These sales are accomplished through the Company's own sales force. In view of the diverse locations of the Company's foreign customers, the Company does not believe there are any special risks attributable to foreign sales beyond the normal business risks of sales abroad.

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

         The Company is currently a sub-contractor with the National Renewable Energy Laboratory ("NREL") to develop "Advanced Wind Turbines" under a series of contracts. The first contract calls for development of the "Near Term Turbine," and is designed to produce hardware for sales and distribution in 1998. This contract is aimed at the development of an advanced, commercial-scale wind turbine to be manufactured in the United States. This turbine is designed for use in large-scale wind farm developments and other similar applications. The first Advanced Wind Turbine which the Company is developing will have a nameplate capacity of 250 kW with blades of 82 feet in diameter. The first prototype began operation in the San Gorgonio Pass in the spring of 1994. Continued improvements and redesign aimed at cost cutting is ongoing at this time. The information and technology advances developed by the Company in connection with the 250 kW Advanced Wind Turbine will be available for use by the Company in all of its products. Three patents related to the aileron control system were issued by the U.S. Patent and Trademark Office during late 1995 and early 1996.

         The Company owns several patents and patent applications relating to wind turbine technology. Although these patents and patent applications have value to the Company, they are not considered to be of material importance to its business as a whole. The Company's patents will expire during the period from 1997 to 2014.

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

         Competition for acquisitions of existing wind farms and development of new ones may significantly reduce the Company's opportunity to acquire or develop any such wind farms. Most of the other companies in the wind power generation industry are larger and have more financial resources than the Company. Furthermore, other large, well-capitalized entities from outside the wind power generation industry may choose to enter the industry, creating the potential for significant additional competition.

         The markets for the Company's wireless power products are highly competitive. The Company faces a number of competitors in this market, some of which may have significantly greater financial resources than the Company.

EMPLOYEES

         As of December 31, 1996, the Company and its subsidiaries employed approximately 30 people.

ITEM 2.  PROPERTIES

ADMINISTRATIVE

         The Company, at December 31, 1996, leased office space for executive and administrative functions at various locations around the country.

GRID POWER

         The Company, at December 31, 1996, leased or owned the following:

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

         Dyffryn Brodyn Wind Farm. The Dyffryn Brodyn Wind Farm is located on approximately 166 acres of leased land near Whitland, Dyfed, Wales. (Sold in
1997)

         Caton Moor Wind Farm. The Caton Moor Wind Farm is located on approximately 100 acres of leased land in Caton Moor, Lancashire, England.

         Bellacorick Wind Farm. The Bellacorick Wind Farm is located on approximately 300 acres of leased land in Bellacorick, Ireland. (Sold in 1997)

         Four Burrows Wind Farm. The Four Burrows Wind Farm is located on approximately 500 acres of leased land in Truro, Cornwall, England. (Sold in
1997)

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

         Kenetech has also initiated proceedings against the Company and Enercon before the International Trade Commission. On May 31, 1996, an Administrative Law Judge of the U.S. International Trade Commission rendered an Initial Determination decision in which he held that the Commission has subject matter jurisdiction over the Company and its co- respondent, Enercon, in Investigation No. 337-TA-376 because the Company has purchased for importation, and Enercon has sold to the Company for importation, certain wind turbines, the use of which in the United States would infringe one claim of one Kenetech patent. This Initial Determination is subject to review by the Commission, which must be requested on or before June 13, 1996, and to further appeal thereafter.

         The Company and Enercon have requested review by the Commission. The Company believes that both Kenetech suits are without merit. The Company intends to vigorously contest them. There can be no assurance, however, that the Company will prevail in its defense.

         On November 12, 1996, Dwight Kuhns, brother of the former Chairman of the Board, commenced an action against New World Power Corporation in the Superior Court, Alameda County, California. This action is based upon a consulting agreement that Mr. Kuhns had entered into with the Company at the start of January, 1996. The action seeks unspecified damages and alleges the Company failed to pay Mr. Kuhns amounts believed to be due under his consulting agreement. That agreement provided for a stated monthly fee and additional incentive fees should Mr. Kuhns effect savings in closing and/or selling certain assets and business units of the Company. The Company intends to vigorously contest the action and believes the suit is without merit. There can be no assurance, however, that the Company will prevail in its defense.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on October 21, 1996. The October 21, 1996 meeting was adjourned to October 31, 1996 as a quorum was not reached. At the further session on October 31, 1996, the following actions were taken:

         1) The following slate of directors were elected to serve on the Board of Directors until the 1997 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify or until an earlier resignation or removal.

             Gerald R. Cummins
             Robert W. MacDonald
             Nazir Memon, M.D.
             Herbert L. Oakes, Jr.
             Gerard Prevost

             (FOR - 6,072,832; WITHHELD - 718,161)

         2)  Approval of the one-for-five reverse stock split.

             (FOR - 6,244,656; OPPOSED - 398,564; ABSTAINED - 147,773)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There was no established public trading market for the Company's Common Stock prior to October 23, 1992. Since that date, the Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol NWPC. On March 23, 1994, the Common Stock was approved for listing on the NASDAQ National Market System. In November, 1996, the common stock was deleted from the National Market System and was approved for listing on the NASDAQ Small Cap Market System. The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                      *High             *Low
                                                      -----             ----
          Quarter ended December 31, 1993               64               45
          Quarter ended March 31, 1994                  69               51
          Quarter ended June 30, 1994                   59               45
          Quarter ended September 30, 1994              56               46
          Quarter ended December 31, 1994               53               30
          Quarter ended March 31, 1995                  38               23
          Quarter ended June 30, 1995                   33               22
          Quarter ended September 30, 1995              31               12
          Quarter ended December 31, 1995               19               8
          Quarter ended March 31, 1996                  12               5
          Quarter ended June 30, 1996                 4 3/4            2 1/2
          Quarter ended September 30, 1996            3 3/4            1 1/4
          Quarter ended December 31, 1996               2               3/4
          Quarter ended March 31, 1997                  1               9/32


          * Price adjustments have been made to reflect the 1 for 5 reverse stock split. The effective date of the reverse stock split is November 4, 1996.

         The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of April 11, 1997, there were approximately 367 holders of record of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company's statements of operations for the year ended December 31, 1996 are based upon the internal unaudited financial statements of the Company. The Company has been unable to complete its audit for the year ended December 31, 1996 due to financial problems and the resignation of its previous auditors. The unaudited financial statement information contained herein is subject to adjustment during the audit. The 1995 and 1994 and its balance sheets as of December 31, 1996, 1995 and 1994 and September 30, 1993 and 1992 are derived from the Company's audited Consolidated Financial Statements. The Company's statements of operations for the year ended December 31, 1996, 1995 and 1994, the three month period ended December 31, 1993 and the year ended September 30, 1993, and such balance sheets as of December 31, 1995 and 1994, and the auditors' report thereon with exception of the 1996 results, are included elsewhere in this report. Such data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes and the independent auditors' reports and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                             Year Ended December 31,
                                                       Unaudited           1995             1994
                                                         1996
                                                        ----------------------------    ----------
STATEMENT OF OPERATIONS DATA:
Operating revenue:
  Grid Power Production                                $  7,896         $  7,735          $ 3,129
  Wireless Power Sales                                    7,468            8,647           18,878
  Other Products and Services                                23               (9)             901
                                                       --------         --------          -------
    Total operating revenue                              15,387           16,373           22,908
                                                       --------         --------          -------
Operating expenses:
  Cost of operations                                     12,404           13,102           17,237
  Research & Development                                      6              426              339
  Project development                                       706            4,361            2,052
  Selling, general and administrative expenses            6,783            7,627            9,222
  Equity loss of non-consolidated affiliates                (77)           4,199              912
  Impairment charge                                       7,762           24,431                -
                                                       --------         --------          -------
Operating loss                                          (12,197)         (37,773)          (6,854)
                                                       ========         ========          =======
Net (loss) income from continuing operations
  before extraordinary items                           $(18,833)        $(39,851)         $(6,240)
                                                       ========         ========          =======

Net (loss) income attributable to common shares        $(18,833)        $(41,751)         $(7,793)
                                                                                          -------
                                                            Three Months
                                                                Ended            Year Ended September 30,
                                                          December 31, 1993       1993             1992
                                                          -----------------     --------        ----------
                                                                                (in thousands, except per
                                                                                       share data)
STATEMENT OF OPERATIONS DATA:
Operating revenue:
  Grid Power Production                                        $   275          $ 1,730          $ 1,955
  Wireless Power Sales                                             430            1,432            1,785
  Other Products and Services                                      (15)             810                -
                                                               -------          -------          -------
    Total operating revenue                                        690            3,972            3,740
                                                               -------          -------          -------
Operating expenses:
  Cost of operations                                               689            2,516            2,488
  Research & Development                                           165               52                -
  Project development                                              259              779                -
  Selling, general and administrative expenses                   1,023            2,841            3,332
  Equity loss of non-consolidated affiliates                       112                -                -
  Impairment charge                                                  -                -                -
                                                               -------          -------          -------
Operating loss                                                  (1,558)          (2,216)          (2,080)
                                                               =======          =======          =======
Net (loss) income from continuing operations
  before extraordinary items                                   $(1,464)         $    67          $ 1,153
                                                               =======          =======          =======

Net (loss) income attributable to common shares                $(1,576)         $   537            1,153
                                                               -------          -------          -------

*Audit to be completed shortly, financial information subject to change.


                                                            Year Ended December 31,
                                                  Unaudited*         1995             1994
                                                     1996
                                                  ----------      ----------       ----------
STATEMENT OF OPERATIONS DATA (CONTINUED):

Earnings (loss) per common and
   common equivalent share:
Net loss from Continuing operations
attributable
                                                    $(8.11)           $(19.15)      $(3.80)

  to common shares
   (Loss) income from discontinued operations            -              (0.70)       (0.70)
Primary and fully diluted**                         $(8.11)           $(19.85)      $(4.50)
                                                    ======            =======       ======
Weighted average number of shares**                  2,321              2,105        1,730
                                                    ======            =======       ======

                                                     Three Months
                                                         Ended               Year Ended September 30,
                                                   December 31, 1993           1993             1992
                                                   -----------------       -----------      ------------
                                                                                (in thousands, except per
                                                                                       share data)

STATEMENT OF OPERATIONS DATA (CONTINUED):

Earnings (loss) per common and
   common equivalent share:
Net loss from Continuing operations
attributable
                                                          $(1.35)                $ 0.20         $3.15

  to common shares
   (Loss) income from discontinued operations              (0.05)                  0.45            -
Primary and fully diluted**                               $(1.40)                $ 0.65         $3.15
                                                          ======                 ======         =====
Weighted average number of shares**                        1,142                    852           335
                                                          ======                 ======         =====






                                                              As of December 31,
                                                      1996            1995            1994
                                                    --------        --------        --------
BALANCE SHEET DATA:


Cash                                               $   449        $    861          $ 3,889
Cash restricted in use                               2,410           4,670                -
Working capital (deficiency)                        (9,910)        (16,762)           2,535
Plant, property & equipment, net                    21,483          29,375           35,730
Deferred Series B preferred stock offering costs         -               -              121
Total assets                                        30,249          65,396           74,174
Current portion of long-term debt                    6,324          17,966              187
Due to related parties                               4,333           4,628            3,585
Current portion of capital lease obligations            14              84               12
Long-term portion of long-term debt                  5,721           7,650            7,905
Long-term portion of capital lease obligations           8              76               17
Redeemable preferred stock                               -               -            3,184
Stockholders' equity (deficiency)                    2,911          21,023           46,366


                                                            As of September 30,
                                                           1993            1992
                                                         ---------       ----------
BALANCE SHEET DATA:

Cash                                                    $ 1,985         $    210
Cash restricted in use                                        -                -
Working capital (deficiency)                              3,386           (8,946)
Plant, property & equipment, net                          9,018            5,983
Deferred Series B preferred stock offering costs            171            1,014
Total assets                                             22,978           19,054
Current portion of long-term debt                           250            5,247
Due to related parties                                        -                -
Current portion of capital lease obligations              3,182            4,307
Long-term portion of long-term debt                         451            1,343
Long-term portion of capital lease obligations              118            3,379
Redeemable preferred stock                                2,827                -
Stockholders' equity (deficiency)                        12,063           (2,877)

*Audit to be completed shortly, financial information subject to change.

**Adjustment made to reflect 1 for 5 reverse stock split.

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

Business Environment

         The Company adopted a new business strategy and plan which was approved by the Board of Directors in January of 1996. After abandoning its previous strategy of aggressive expansion through acquisition of existing renewable energy projects and the development of new projects throughout the world, the Company embarked on a 1996 campaign to sell assets to satisfy its debt obligations. Partly in connection with the prior strategy of acquisitions, the Company issued approximately $15 million of debt.

         In the latter part of 1995, liquidity became extremely constrained and it became apparent to management that operating cash flow would not be sufficient for the Company to meet its debt service payments due in the early part of 1996. As a result, the Board of Directors appointed a new Interim Chief Executive Officer and management developed a revised business strategy with the objectives to reduce debt, increase equity and alleviate the Company's short-term liquidity problems and improve long-term liquidity. Key elements of the revised business plan include:

         -- The Company is focusing on a selected, limited number of development projects.

         -- The Company is selling off certain of its existing hydroelectric and wind projects currently under development or construction.

         -- The Company used the proceeds from the sale its ownership interests to meet its current and other debt service requirements.

         -- The Company did not pursue any new wind farm development projects in the United States. This element of the business plan does not affect projects for which the Company has completed the bidding process or has been selected through a competitive process to operate a wind farm.

         -- The Company sold a majority of its wireless business including its Photocomm subsidiary.

         --      The Company reduced administrative staff.

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

         Shortly after management approved the revised business plan, the Company defaulted on several of its debt obligations and restructured those obligations with its lenders. Part of the terms of the restructured loans included a release of up to $3.3 million cash collateral held by the lender, additional collateral, additional finance charges and the requirement that the Company raise $10 million in net proceeds from the sale of assets or securities by July 31, 1996 and raise an additional $17 million in net proceeds from the sale of assets or securities by November 30, 1996. Further, a significant portion of the proceeds from the sale of assets or securities will be placed in a sinking fund for the purpose of debt retirement.

         Throughout 1996 and into early 1997, management continues to operate under constrained liquidity and operating cash flow. As of April 20, 1997 the Company has completed the sales of Photocomm and Solartec interests, two UK windfarms and the Irish windfarm. Proceeds from asset sales of approximately $19 million were used to reduce the Company's obligations to Fleming and Sundial debt holders and to pay the expenses associated with the sale. As of April 20, 1997 approximately $4.5 million of debt obligation remains in favor of Fleming while the Sundial debt holders have been paid in full.

         In 1996, the Company made its interest payments, due January 31, 1996 and July 31, 1996, on its Secured Subordinated Notes in the form of additional notes and warrants rather that cash as permitted under the restructured loan agreements. Those interest notes as well as the interest payment due January 31, 1997 were paid by the Company from proceeds of asset sales.

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

During 1996, the Company embarked upon a new business plan that required, among other things, the sale of many of the Company's assets to repay its principal lenders. In 1996, the Company entered into an agreement to sell its interest in the 16 MW hydroelectric facility in Costa Rica. That sale is expected to close in early 1997. In addition, the Company closed on the sale of its investments in Los Vaqueros, Solartec, New World Power do Brazil and Photocomm during 1996 for gross proceeds of approximately $12.6 million. All proceeds were paid to the secured lenders.

         In early 1997, the Company closed on the sale of two of its windfarms in the United Kingdom and the sale of its investments in the windfarm in Ireland. Proceeds form the sale of approximately $6.6 million were repaid to the principal secured lenders. With the sales completed in Ireland and the United Kingdom, two of the Company's three secured lenders have been repaid in full.

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

The summarized balance sheet and statement of operations information for Photocomm of December 31, 1995 and 1994 is as follows:

                                                  1995             1994
                                                  ----             ----
Balance:
Current assets                                    $ 7,334,984       $5,556,770
Total assets                                       10,361,409        8,081,819
Current liabilities                                 2,676,483        1,985,526
Total liabilities                                   3,069,579        2,787,397

Statement of operations:
Sales                                             $21,765,765       15,691,847
Cost of Sales                                      16,527,670       11,868,453
Selling, general & administrative                   4,377,383        3,278,093
Net income                                            839,889          491,068

         At December 31, 1995, the Company owns 6,612,447 shares of Photocomm, representing less than 50% of the voting shares of Photocomm. The decrease in the Company's ownership percentage from December 31, 1994 results principally from various Photocomm equity transactions in which the Company did not participate. As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm is accounted for under the equity method for the years ended December 31, 1995 and 1996.

1996

         Management's Discussion and Analysis on 1996 results will be included upon completion of the audit.

1995

Revenues

         Revenues decreased $6.5 million (29%) during 1995 compared to 1994. The deconsolidation of Photocomm was attributable for $15.7 million of the decrease. This decrease was partially offset by a $3.0 million increase in Solartec revenues resulting from the first full year of consolidation of Solartec. Additionally, Grid Power reported a $4.6 million increase in revenues, resulting primarily from the acquisition of REIL (Bellacorick Wind
Farm) and the first full year of operations for the U.K. windfarms. See further discussion under Item 1 and Segment Analysis.

Cost of Operations

         Cost of operations decreased $4.1 million (24%) during 1995 as compared to 1994. Deconsolidation of Photocomm was attributable for $11.9 million of the fluctuation. This decrease was partially offset by an increase of $2 million reported by Solartec resulting from the first full year of consolidation. Additionally, the acquisition of Bellacorick and the first full year of operations for the Company's U.K. wind farms resulted in increased cost of operations during 1995.

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

         In the year ended December 31, 1996, 1995 and 1994, the Company recognized in the stockholders' equity section of the balance sheet currency translation adjustments of approximately $19,626, $778,838 and $646,580, respectively, related primarily to the United Kingdom, Ireland and Mexico. The currency has remained stable in those other countries where the Company has significant local currency denominated investments.

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

         Segment operating profits decreased $1.2 million during 1994 from 1993, primarily attributable to the operating results of the Arcadian wind farm and Makani wind farm.

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

         Operating income increased $564,000 during 1994 over fiscal 1993 which was substantially attributable to the inclusion of Photocomm in the Company's results for the first time.

Geographic

         Due to poor business conditions in Mexico and the poor financial performance of Entec, the Company recorded a loss of $4.3 million and approximately $950,000 for Entec in 1995 and 1994, respectively. Prior to 1994, $113,385 in losses were recorded. The Company, in late 1995, recognized that Entec would not generate profits and began negotiations for a new partner which would provide the Company with the capability to retain its rights and develop wind projects in Mexico. In early 1996, a preliminary agreement was reached providing for the formation of a new company which will be owned 42% by the Company. As part of their agreement, the new company assumed a $1.5 million loan (repayment contingent on future profits) from New World to Entec in exchange for the rights to develop wind projects. The new company will be managed by the Mexican partners. As a result of the above, in 1995, the Company wrote off its remaining investment in Entec ($131,000) as well as the remaining balance of its loan receivable from Entec ($3,700,000) during 1995. Management believes that there is significant long term potential for development of independent power production facilities in Mexico. Demand for electrical power is substantially in excess of the current capacity in Mexico, and that country's need for clean power is especially pressing.

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

         Subsequently, in July 1996, the Company was entered into a modified joint venture agreement with CCJEC, consenting to retraction of the NWPC share contribution into the projects capitalization. As a result the common shares previously converted to CCJEC were canceled prior to the Company's Annual Meeting.

         In January 1997, the Company was advised of the Board resolution of the Fujian Chang Ping Hydro Project Company Ltd. calling for conversion of the Company's project entity equity holding into project company debt. The Company is contesting such proposal while attempting to arrive at a mutually beneficial business solution.

Notwithstanding, as of December 31, 1996 the remaining investment of $3.5 million was written down to zero on the Company's books.

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

         Throughout 1996 and into early 1997, management continues to operate under constrained liquidity and operating cash flow. As of April 15, 1997 the Company has completed the sales of Photocomm and Solartec interests, two UK windfarms and the Irish windfarm. Proceeds from asset sales of approximately $19 million were used to reduce the Company's obligations to Fleming and Sundial debt holders and to pay the expenses associated with the sale. As of April 16, 1997 approximately $4.5 million of debt obligation remains in favor of Fleming while the Sundial debt holders have been paid in full.

         In 1996, the Company made its interest payments, due January 31, 1996 and July 31, 1996, on its Secured Subordinated Notes in the form of additional notes and warrants rather that cash as permitted under the restructured loan agreements. Those interest notes as well as the interest payment due January 31, 1997 were paid by the Company from proceeds of asset sales.

During 1996, the Company embarked upon a new business plan that required, among other things, the sale of many of the Company's assets to repay its principal lenders. In 1996, the Company entered into an agreement to sell its interest in the 16 MW hydroelectric facility in Costa Rica. That sale is expected to close in early 1997. In addition, the Company closed on the sale of its investments in Los Vaqueros, Solartec, New World Power do Brazil and Photocomm during 1996 for gross proceeds of approximately $12.6 million. All proceeds were paid to the secured lenders.

         In early 1997, the Company closed on the sale of two of its windfarms in the United Kingdom and the sale of its investments in the windfarm in Ireland. Proceeds form the sale of approximately $6.6 million were repaid to the principal secured lenders. With the sales completed in Ireland and the United Kingdom, two of the Company's three secured lenders have been repaid in full.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Accountants, consolidated financial statements and financial statement schedules that are listed in the Index to Consolidated Financial Statements and Financial Statements Schedule on page F-1 will be filed by the Company upon completion of the audit.

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

         During the Company's 1993 and 1994 fiscal years and through October 30, 1995, the Company has not consulted with Price Waterhouse on items which
(1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditors, as described in Regulation S-K, Item 304(a)(2). In September 1996, Price Waterhouse resigned as the Company's auditors. No disagreements with them caused their resignation.

         In March 1997, the Company's Board of Directors authorized a resolution appointing Lazar, Levine & Company as the auditors for the year ended December 31, 1996. During the two most recent fiscal years and through March 1997, the Company has not consulted with Lazar, Levine & Company on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditors, as described in Regulation S-K, Item 304(a)(2).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth certain information with respect to the Directors of the Company:

                                            PRINCIPAL OCCUPATION
                                           FOR THE PAST FIVE YEARS                          FIRST YEAR BECAME
NAME                                  AND CURRENT PUBLIC DIRECTORSHIPS            AGE           A DIRECTOR
----                                  --------------------------------            ---       -----------------
Gerald R. Cummins            DIRECTOR AND CHAIRMAN OF THE BOARD.  Mr. Cummins      70              1990
                             has been a director since October 1990 and a
                             private investor and independent business
                             consultant for more than five years.  He is a
                             political strategist who has served as chairman of
                             The New York State Thruway Authority.  He was the
                             campaign manager for the Honorable Hugh L. Carey,
                             the former Governor of New York.  Mr. Cummins is
                             also a director of Photocomm.  Mr. Cummins
                             received a bachelor's degree from Manhattan
                             College.

Nazir Memon, M.D.            DIRECTOR.  Dr. Memon has been a practicing            51              1992
                             physician for more than the last five years.  He
                             is a pulmonologist on the medical staff of Shore
                             Memorial Hospital in Somers Point, New Jersey;
                             Bettry Bacharach Rehabilitation Hospital, Popmona,
                             New Jersey; and Kessler Memorial Hospital,
                             Hammonton, New Jersey.  Dr. Memon is also the
                             President of the Atlantic Pulmonary Critical Care
                             Association.  Dr. Memon is a graduate of Liaquat
                             Medical College in Pakistan and the Government
                             Science College, Pakistan.

Herbert L. Oakes, Jr.        DIRECTOR.  Mr. Oakes has served as Managing           50              1993
                             Director of Oakes, Fitzwilliams & Co. Limited, a
                             member of the Securities and Future Authority
                             Limited and the London Stock Exchange, since 1988.
                             Mr. Oakes is also President of H.L. Oakes & Co.,
                             Inc., a corporate advisor and dealer in securities
                             which he founded in 1982.  He also serves on the
                             board of directors of Shared Technologies, Inc.
                             and Harcor Energy, Inc.  Mr. Oakes received a B.A.
                             in Economics from the University of the South.



Gerard Prevost               DIRECTOR AND VICE CHAIRMAN OF THE BOARD.  Mr.         57              1996
                             Prevost is a Managing Partner of Dominion World
                             Power, the for energy projects Independent Joint
                             Venture between the Company and Dominion Bridge
                             Power, Inc., since August 1996.  During the
                             previous 33 years Mr. Prevost had a distinguished
                             career with the Hydro Quebec, where he served as
                             the president of Nouveler from 1992 to 1996, an
                             investment arm of the utility and vice president
                             of operations and equipment division of the utility.
                             Mr. Prevost's career with  Hydro Quebec was inter-
                             rupted for four years starting in 1988 when he
                             served as deputy minister of energy for the Province
                             of Quebec. Mr. Prevost received a MBA from Laval
                             University in Quebec City.

Lucien Ruby                  DIRECTOR.  Since 1985, Mr. Ruby has been the          53              1990
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

EXECUTIVE OFFICERS

         The following table contains the name, position and age of the executive officer of the Company who is not director.

                                        PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS
NAME                                          AND CURRENT PUBLIC DIRECTORSHIPS                      AGE
----                                    --------------------------------------------                ---
Vitold Jordan                                 Interim Chief Executive Officer.                      42
                             Since January 1995, Mr. Jordan is a president of Dominion Bridge
                             Technology, Inc. and as Vice President of the parent, Dominion
                             Bridge Corp.  Prior to 1995, Mr. Jordan served as a Managing
                             Partner of the Professional Services at AT&T GIS Canada and prior to December 1993 he was an independent business consultant.  Mr.
                             Jordan is a graduate of Laval University and a chartered
                             accountant.


Frederic A. Mayer                              Acting Chief Financial Officer                       38
                             Since January 1995, Mr. Mayer is an Independent Business
                             Consultant.  From 1993 to 1995, Mr. Mayer was president of O'Brien
                             Energy Services Company and from 1989 to 1993 was the Chief
                             Financial Officer for O'Brien Energy Services Company and prior to that was a manager of Coopers and Lybrand.  Mr. Mayer graduated from Pennsylvania State University and is a certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to (I) the former chief executive officer ("CEO") of the Company (Mr. John D. Kuhns, the Chairman of the Board of the Company) and (ii) the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1996 and who were employed by the Company during the fiscal year ended December 31, 1996 (together with the CEO, the "Named Executive Officers").

                           Summary Compensation Table


                                                      Annual Compensation
                                  --------------------------------------------------------
          Name and                                                            Other Annual
      Principal Position          Year           Salary          Bonus        Compensation
      ------------------          ----           ------          -----        ------------
John D. Kuhns                     1996       To be included upon completion of audit.
Chairman of the Board(3)          1995        $476,000(2)          $0              $0
                                  1994         480,000(2)           0               0
Vitold Jordan
Interim Chief Executive Officer   1996


                                       Long Term
                                       Compensation
                                       ------------
          Name and                 Securities Underlying        All other
      Principal Position              Options (#)(1)           Compensation
      ------------------              --------------           ------------
John D. Kuhns
Chairman of the Board(3)                 1,000,000                   $0
                                                 0                    0
                                                 0                    0


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

 (3) Mr. John Kuhns resigned as Chief Executive Officer of the Company on April 11, 1996.

         Option Grants Table. The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 1996.



                                            Option Grants in Last Fiscal Year
                                            ---------------------------------
                                                                                           Potential
                                             Individual Grants                       Realizable Value at
                          --------------------------------------------------------      Assumed Annual
                           Number of       % of Total                                   Rates of Stock
                           Securities        Options                                  Price Appreciation
                          Underlying       Granted to                                  for Option Term
                            Options         Employees       Exercise     Expiration    ---------------
          Name            Granted (#)      Fiscal Year    Price ($/sh)      Date       5%($)     10%($)
          ----            -----------      -----------    ------------      ----       -----     ------
NONE




                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1995.

                                                                 Number of Securities           Value of Unexercised
                                Shares                           Underlying Unexercised          In-the Money Options
                               Acquired                         Options at 1996 FY-End (#)      at 1996 FY-End ($)(1)
                                  On              Value        --------------------------      ---------------------
           Name               Exercise(#)       Realized($)    Exercisable    Unexercisable    Exercisable    Unexercisable
           ----               -----------       -----------    -----------    -------------    -----------    -------------
John D. Kuhns                      --               --          308,519         981,481            --              --

(1) On December 29, 1996, the last reported sales price of the Company's Common Stock as reported on the NASDAQ Small Cap was $.31

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

Employment Agreements.

         Mr. John D. Kuhns was employed as Chief Executive Officer of the Company and Chairman of the Board prior to April 11, 1996 and until October 1996 served only as Chairman of the Board.

         Mr. Kuhns was compensated for his services as Chairman pursuant to an employment agreement dated as of August 1, 1995 which has been amended on two occasions. The initial Employment Agreement hired Mr. Kuhns to serve as Chief Executive Officer for a five year term continuing through July 31, 2000, subject to renewal unless terminated by either party. The Employment Agreement provided Mr. Kuhns customary benefits and expense reimbursements and contained customary confidentiality and noncompetition covenants. The initial Employment Agreement further provided that as a "severance benefit" Mr. Kuhns might receive, upon certain conditions, three years base salary and that, upon termination, Mr. Kuhns had an option to purchase, and the Company had an option to sell to him, the building and improvements that comprise its executive offices in Lime Rock, Connecticut (the "Farmhouse Property") at a purchase price equal to the Company's then depreciated cost basis. Effective March 1, 1996, Mr. Kuhns entered into Amendment No. 1 to the Employment Agreement ("Amendment No. 1") which provided that until such time as the Company paid in full its 8% Convertible Subordinated Notes, his base salary would be at the annual rate of $220,000 and that the Company would use its best efforts to sell shares of common stock to provide additional compensation, not to exceed $12,000 per month. Amendment No. 1 further provided that Mr. Kuhns would receive a bonus based upon a percentage of value received from the Company from the sale of a certain of its assets, provided that his annual compensation from all sources shall not exceed $480,000. In this amendment Mr. Kuhns also agreed to accept in lieu of any severance benefit or other unpaid compensation due upon termination, the Farmhouse Property. The amendment further provided that the Company shall set aside 3,250 shares of common stock per month for Mr. Kuhns, for twelve months, commencing March 1, 1996, for delivery on January 31, 1997, or, for shares accruing after that date, on January 31, 1998. Effective March 1, 1996 Mr. Kuhns entered into Amendment No. 2 to his Employment Agreement with the Company ("Amendment No. 2"), which superseded and replaced Amendment No. 1. Pursuant to Amendment No. 2, Mr. Kuhns resigned as Chief Executive Officer and agreed to serve as Chairman of the Company through October 1996. Mr. Kuhns' base compensation under Amendment No. 2 is at the rate of $18,000 per month with additional compensation at $12,000 per month and a bonus derived from the sale of certain assets. The other compensation and severance benefits remain substantially the same as in Amendment No. 1. Pursuant to Mr. Kuhn's decision to not to seek reelection at the Company's Annual Meeting has employment agreement was terminated as of October 21, 1996 and as a result the Farmhouse property was transferred to Mr. Kuhns as the termination benefit. Accordingly the Company wrote off the net book value of the leasehold improvements and furniture and fixtures of approximately $1.5 million during the year ended December 31, 1996.

Board of Directors Report on Executive Compensation.

         This report, prepared by the Company's Board of Directors, addresses the Company's compensation policies with respect to its executive officers for the fiscal year ended December 31, 1996.

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

         Stock Incentives. The Compensation Committee has full power, discretion and authority in administering the Company's 1993 Stock Incentive Plan. The Committee believes that stock ownership by employees, including officers, of the Company, is important as a means of rewarding outstanding performance and promoting the achievement of long-term corporate goals by giving those persons a greater proprietary interest in the Company. No options were granted to officers or employees of the Company in 1996.

Comparative Stock Performance Graph

         The graph shown below sets forth the cumulative stockholder return of the Company's Common Stock from October 23, 1992, through the last trading day of 1996. Although the Company's Common Stock was first registered under
Section 12 of the Securities Exchange Act of 1934, as amended, on January 25, 1990, there was no established public trading market for the Common Stock prior to October 23, 1992. This graph assumes an investment of $100 on October 23, 1992, in (i) the Company's Common Stock, (ii) the Center for Research in Security Prices ("CRSP") Total Return Index for the NASDAQ Stock Market (U.S.) and (iii) a composite peer group composed of the following companies in the independent power business: AES Corporation, Destec Energy, Inc., Magma Power Company (acquired by California Energy Company March 20, 1995), O'Brien Environmental Energy Inc., OESI Power Corporation, Ogden Projects, Inc. (acquired by Ogden Corp. January 16, 1995), and Thermo Power Corporation (collectively, the "Peer Group"). The graph assumes dividends, if any, were reinvested. The comparisons in this graph are required by the Securities and Exchange

Commission and therefore are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                TOTAL SHAREHOLDER RETURNS - DIVIDENDS REINVESTED

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at March 31, 1997, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

                  NAME AND ADDRESS                                                                  PERCENTAGE
               OF BENEFICIAL OWNER(1)                             SHARES BENEFICIALLY OWNED**       OF CLASS(2)
               ----------------------                             ---------------------------       -----------
Sundial International Fund Limited (4)                                           393,985               15.4
c/o Euro Canadian Trust Company Limited
P.O. Box 393750, Shirley Street
Nassau, Bahamas

Gartmore Investment Limited(5)                                                   269,592               11.6
Gartmore House
P.O. Box 65, 16-18 Monument Street
London EC5R 8QQ, England

Westinghouse Electric Corporation(6)                                             158,159                6.8
11 Stanwix Street
Pittsburgh, Pennsylvania 15222

Herbert L. Oakes, Jr.(7)                                                         280,403               10.8

John D. Kuhns(8)                                                                 188,482                7.9

Robert W. MacDonald(9)                                                            60,599                2.5

Gerald R. Cummins(10)                                                              1,997                 *

Nazir Memon, M.D.(11)                                                              2,673                 *

Lucien Ruby(12)                                                                   64,683                2.8

Vitold Jordan(13)                                                                     0                 *

Frederic A. Mayer(14)                                                                 0                 *

Dominion Bridge Corporation(15)                                                2,046,441               47.0

All Directors and Executive Officers as a Group (10                              602,161               22.0
   persons)(16)

*        less than one percent.

**Adjusted to reflect the 1 for 5 reverse stock split

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)      Based upon 2,321,367 shares of Common Stock outstanding on April 11,
         1997.

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

(13)     Mr. Jordan was appointed Interim Chief Executive Officer on August 5,
         1996.

(14)     Mr. Mayer was appointed Acting Chief Financial Officer on September 1,
         1996.

(15) Reflects 2,000,000 shares of Common Stock issuable upon conversion of the Initial Funding of the Joint Venture Agreement and the subsequent exercise of the warrants.

(16) Includes a total of 2,041,507 shares issuable upon the exercise of currently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1995, The New World Power Company Ltd. sold 0% Senior Secured Note due March 31, 1996 in the original amount of $550,000 to Sundial International Fund LTD., a significant stockholder in the Company. The proceeds of the Note were used as working capital. The note was reimbursed in full in February 11, 1997.

         On December 1, 1995, the Company transferred and endorsed to Sundial International Fund Ltd. a First Mortgage Note in the principal amount of $3,615,370 along with the Mortgage and Security Agreements in exchange for its Class B Preferred Stock. The Note was payable together with interest at the LIBOR+4% points in full on December 1, 1996. Principal and interest are due in seven quarterly installments of principal (each equal to five percent of the principal balance). The Note was restructured subsequent to December 31, 1995 and is now due in four payments due December 1, 1996, March 1, 1997, June 1, 1997 and July 31, 1997.

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

         On May 31, 1996, the Company entered into a Forbearance, Warrant Exchange, Note Conversion and Amendatory Agreement (the "Sundial Amendment Agreement"), dated as of March 1, 1996, among the Sundial International Fund Limited ("Sundial"), the Company, The New World Power Company Limited ("NWP Ltd."), and Wolverine Power Corporation ("Wolverine") regarding the Company's 0% Senior Secured Note in the amount of $550,000, dated December 20, 1995 and due March 31, 1996 issued by NWP Ltd. to Sundial (the "Senior Secured Note") and the Wolverine Power Corporation First Mortgage Note in the outstanding principal amount as of March 1, 1996 of $3,434,692, dated December 31, 1992, issued by Wolverine to the Company and assigned by the Company to Sundial (the "Wolverine Note" and together with the Senior Secured Note, the "Notes"). Pursuant to the terms of the Sundial Amendment Agreement, the maturity of the Senior Secured Note was extended to December 1, 1996 and the maturities of certain installments of the Wolverine Note were extended. Also pursuant to the Sundial Amendment Agreement certain warrants of which Sundial is the owner or the agent for the owners have been re-priced from exercise prices ranging from $37.50 to

$75.00 per share to an exercise of $8.75 per share. Also pursuant to the Sundial Amendment Agreement, Sundial has been given an option to exchange the Notes for certain Exchange Notes to be issued by the Company. The company is required also to effect certain asset sales and offer to redeem the Notes with the proceeds from such sales. Sundial also received additional security from the Company and the right to nominate one member of the Board of Directors in connection with the Sundial Amendment Agreement.

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

         On June 11, 1996, the Company and Oakes, Fitzwilliams & Co. S.A. ("OFLSA") executed a financial advisory services letter agreement ("Financial Advisory Services Agreement") pursuant to which the Company agreed that for (1) services rendered during 1995 and 1996 relating to the restructuring of the Company's management and capitalization ("Restructuring Services") and (2) services to be rendered in connection with the anticipated negotiations with Dominion Bridge Corporation ("Dominion") or other entity ("Financial Advisory Services") that: (a) OFLSA is be issued 240,000 shares of the Company's Common Stock (in lieu of $125,000 in cash), (b) OFLSA would be paid its expenses already incurred, some of which have been submitted to the Company but not paid, in the approximate amount of $85,000 and (c) the warrants to purchase shares of Common Stock of the Company received in the past of OFLSA as compensation would be exchanged for New Warrants, and (d) at the closing of a transaction with Dominion, the Company will pay to OFLSA a cash fee in an amount equal to 2.5% of the value of the total consideration of the Transaction and reimburse OFLSA its reasonable out-of-pocket expenses not incurred in the normal course of business.

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

         George P. Petrenko is an employee of Glass & Associates, Inc. ("Glass"). The Company has entered into a Consulting Agreement with Glass dated February 7, 1996, pursuant to which Glass provides management consultation services at an hourly rate for George Petrenko and one or more additional Glass employees. The Consulting Agreement was amended effective April 15, 1996 to provided for the services of Mr. Petrenko and another Glass employee at the rate of $10,000 a week, plus out-of-pocket expenses. Under the revised agreement, Glass may receive a bonus based upon the percentage of the net proceeds that the Company receives from the sale of certain assets. The Company has paid Glass the sum of $310,086 through August 2, 1996. This Agreement was terminated on August 2, 1996. In addition, Glass initiated an action against the Company alleging the Company failed to make certain bonus payments due to Glass for asset sales. The Company and Glass reached a settlement in which Glass would receive $17,500 in cash and 25,000 shares of the Company's stock in exchange for full and complete mutual releases.

         Effective January 1, 1996, the Company entered into a Consulting Agreement with Condor Management Associates, Inc. ("Condor"), a corporation owned by Dwight Kuhns, the brother of John D. Kuhns. The Consulting Agreement provides for monthly compensation to Condor to supervise the shutdown and sale of the Company's wind farms in California and Hawaii. The Consulting Agreement further provides for commissions upon the sale of certain assets and upon the favorable conclusion of negotiations with creditors of the Company's California and Hawaii operations. Certain of these commissions may be paid in shares of the Company's stock. The Consulting Agreement is terminable on thirty days notice. The Company has paid Condor $113,750 through August 15, 1996. As noted above, Dwight Kuhns has commenced litigation against the Company with respect to an alleged breach of the agreement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (2) Financial Statements and Schedules

         The Report of Independent Accountants and consolidated financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule will be filed by the Company as soon as they are completed. The Report of Independent Accountants and the consolidated Financial Statements are not being filed at this time as the auditors have not completed their work as of the date of this filing. The Company has been unable to complete its audit for the year ended December 31, 1996 due to financial problems and the resignation of its previous auditors. In addition, the Company completed two asset sales in early 1997 (the latest being April 20, 1997) which significantly effect the disclosure requirements by the Company in its December 31, 1996 financial statements. The Company believes it is making every effort to file these reports by April 30, 1997.

         (a)(3) Exhibits

Exhibit
Number                                             Description
------                                             -----------

2.1              Agreement and Plan of Merger by and among Arcadian Power Corporation, an Utah corporation, The New
                 World Power Corporation and Arcadian Power Corporation, a Delaware corporation, dated as of January 13,
                 1994.  (Incorporated herein by reference to Exhibit 2.01 to the Company's Form 10-K for the year ended
                 September 30, 1993 (the "1993 10-K")).

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

2.7              Deed of Variation, dated as of November 3, 1994, by and among Nordtank af 1987 A/S, The New World Power
                 Company Limited and The New World Power Corporation. (Incorporated herein by reference to Exhibit
                 2.04(b) to the 1994 10-K).

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

4.28             Acknowledgment of Notice of Assignment re: Additional Funding Agreement by The New World Power
                 Corporation, dated March 17, 1995. (Incorporated herein by reference to Exhibit 4.06(h) to the 1994 10-
                 K).

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

10.4             The New World Power Corporation's 1993 Stock Incentive Plan. (Incorporated herein by reference to
                 Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1993 (the "June 30, 1993 10-
                 Q")).

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

10.7             Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co.
                 Limited, dated November 8, 1993. (Incorporated herein by reference to Exhibit 10.35(a) to the 1993 10-
                 K).

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

10.16            Form of Warrant issued to Purchaser. (Incorporated herein by reference to Exhibit 10.01(d) to the March
                 31, 1994 10-Q).

10.17            Schedule of Purchasers. (Incorporated herein by reference to Exhibit 10.01(e) to the March 31, 1994 10-
                 Q).

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

10.31            Warrant issued to Sundial International Fund Limited.

10.32            Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co.
                 S.A., dated February 10, 1995.

10.33            Warrant issued to Oakes, Fitzwilliams & Co. S.A.

10.34            Form of Purchase Agreement by and between The New World Power Corporation and Purchaser, dated February
                 10, 1995.

10.35            Form of Amendment to Purchase Agreement by and between The New World Power Corporation and Purchaser, dated February 10, 1995.

10.36            Form of Warrant issued to Purchaser.

10.37            Schedule of Purchasers.

10.38            Subscription Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co.
                 S.A., dated February 10, 1995.

10.39            Warrant issued to Oakes, Fitzwilliams & Co. S.A.

10.40           Employment Agreement, dated as of August 1, 1995, by and between the Company and John D. Kuhns.

10.41           Amendment No. 1 to Employment Agreement, dated as of March 1, 1996, by and between the Company and John
                D. Kuhns.

10.42           Amendment No. 2 to Employment Agreement, dated as of March 31, 1996, by and between the Company and
                John D. Kuhns.

10.43           Amendment Agreement, dated August 3, 1995, between China Chang Jiang Energy (Group) and the Company.

10.44           Share Transfer Agreement between China Chang Jiang Energy Corporation (Group) and the Company for the
                Fujian Chang Ping Hydro Power Company.

10.45           Consulting Agreement, dated as of February 7, 1996, between the Company and Glass & Associates, Inc.

10.46           Agreement Engaging the Services of Glass & Associates, Inc. As Interim Manager, dated April 18, 1996, between the Company and Glass & Associates, Inc.

10.47           Financial Advisory Services Agreement, dated June 11, 1996, between the Company and Oakes Fitzwilliams
                & Co.

10.48           Management Services Agreement with Dominion Bridge Corporation (Incorporated by reference to exhibit 6 of
                Schedule 13D of Dominion Bridge, filed on November 12, 1996) (the "Schedule 13D").

10.49           Joint Venture Agreement between DB Power Inc. and the Company (Incorporated by reference to exhibit 1 of the
                Schedule 13D).

10.50           Conversion Agreement between DB Power Inc. and the Company (Incorporated by reference to exhibit 3 of the
                Schedule 13D).

22.1            Subsidiaries of the registrant.

-------------------
         The consents of the predecessor auditors will be provided in Form 10-K/A to be filed shortly by the Company.

*        Incorporated by reference.

         (b) Reports on Form 8-K/A

         One current report on Form 8-K dated October 28, 1996 was filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE NEW WORLD POWER CORPORATION

Dated:  April 30, 1997

                                       By: /s/ Vitold Jordan
                                          -------------------------------
                                          Vitold Jordan
                                          Interim Chief Executive Officer



                                       By:  /s/ Frederic A. Mayer
                                          -------------------------------
                                           Frederic A. Mayer
                                           Acting Chief Financial and
                                           Principal Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


 Signature                    Title                           Date
 ---------                    -----                           ----
 /s/ Vitold Jordan            Interim Chief Executive         April 30, 1997
 -----------------            Officer
 Vitold Jordan


 /s/ Gerald R. Cummins        Chairman and Director           April 30, 1997
 ---------------------
 Gerald R. Cummins



 /s/ Gerard Prevost           Director                        April 30, 1997
 ------------------
 Gerard Prevost



 /s/ Lucien Ruby              Director                        April 30, 1997
 ---------------
 Lucien Ruby