Form 10-K
period 1997-12-31
NEW WORLD POWER CORPORATION
filed 1999-06-30
CIK 842691

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-18260

                              --------------------

                         THE NEW WORLD POWER CORPORATION
             (Exact name of registrant as specified in its charter)

                              --------------------


                DELAWARE                                  52-1659436
   (State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                         Identification No.)

                            740 ST MAURICE, SUITE 604
                            MONTREAL, CANADA H3C 1L5

                                  (514) 390-1333

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

For the fiscal year ended              December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number                 0-18260

                         The New World Power Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               52-1659436
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

740 St Maurice, suite 604, Montreal, Quebec, Canada                H3C 1L5
---------------------------------------------------            --------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (514) 390-1333
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of each class                   on which registered
            ----------------------                ----------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1998 was $856,628 based on the closing price of $.25 per share. The number of shares outstanding of the registrant's Common Stock as of March 31, 1998 was 3,426,512.

DOCUMENTS INCORPORATED BY REFERENCE:

                                Table of Contents

PART I                                                                     Page

         Item 1.   Business                                                  1

         Item 2.   Properties                                               13

         Item 3.   Legal Proceedings                                        14

         Item 4.   Submission of Matters to a Vote of Security Holders      15

PART II

         Item 5.   Market for Registrant's Common Equity
                              and Related Stockholder Matters               16

         Item 6.   Selected Financial Data                                  17

         Item 7.   Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                     22

         Item 8.   Financial Statements and Supplementary
                         Data                                               39

         Item 9.   Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure                               39

PART III

         Item 10.  Directors and Executive Officers of the
                          Registrant                                        42

         Item 11.  Executive Compensation                                   44

         Item 12.  Security Ownership of Certain
                          Beneficial Owners and Management                  46

         Item 13.  Certain Relationships and Related
                          Transactions                                      48


PART IV

Item 14.  Exhibits, Financial Statement
                     Schedules and Reports on Form 8-K                      52
Notes to Consolidated Financial Statements and                              F-1
    Financial Statement Schedule

Signatures                                                                  S-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         The New World Power Corporation (the "Company") produces and sells electric power generated from renewable resources, including wind and hydro, and develops renewable power generating projects.

         The Company's operations are conducted through subsidiaries which are organized into three segments: grid power production, wireless power sales and other products and services.

          The grid power production division develops, owns and operates wind farms and hydroelectric facilities which produce electricity (kilowatt hours) for sale to electric utilities. Several of the Company's wind projects were sold in the first quarter of 1997.

          The grid power services division was discontinued and certain assets were sold during the last quarter of 1995.

          The wireless power division assembles, distributes and sells integrated renewable power generating systems for commercial and industrial use where no service from an electric utility is available, or in areas where purchasing electricity is not economical. In addition, the wireless power division includes village power which develops, owns and operates integrated renewable power generating systems which produce kilowatt hours for sale to small electric utilities which are generally diesel-powered and not interconnected to the main grid. The other products and services division manufactures and develops wind turbines and related products. The principal assets in the wireless division were exchanged for debt in an 1997 debt restructuring and as a result, the division was discontinued during the year.

          Supplementary industry segment information is located in the notes and schedules to the Company's Consolidated Financial Statements.

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

         During the first quarter of 1996, the Board of Directors thoroughly evaluated the Company's business, projects and personnel in order to refocus the Company to solve short and long term liquidity problems and optimize economic return. As a result of this evaluation, significant changes where made regarding the Company`s focus and priorities and to further alleviate cash flow pressure, the Company substantially reduced administrative and overhead expenses through downsizing of its corporate staff and international offices to bare minimums necessary to sustain project operations and development.

         The Company has proceeded with its asset sales mandatewith the full cooperation of the principal lenders and as per its covenants under the restructured loan agreements with said principal secured lenders. Short-term capital needs to fund the Company's operations during 1996, were made available from an escrow account held by one of the principal lenders. The Company sold operating projects to pay down the restructured debt and provide capital to fund selected few development activities. The Company, in 1996, also sold its wireless assets, in a less than favorable market environment due to the time constraints imposed by the secured lenders.

         In early 1997, the Company sold two of its windfarms in the United Kingdom and its investment in an Irish windfarm. Proceeds from those sales were used to payoff one of the Company's secured lenders and to pay down a portion of the indebtedness to the other secured lender. In the late 1997, the remaining long term debt obligations were restructured through conversion to equity, assignment of assets in favor of the lender, and refinancing to a level more in line with projected cashflow of the Company

         As a cautionary note it must be stressed that this report contains "forward looking statements" within the purview of the federal securities laws. There are numerous risks and uncertainties surrounding management's plans, principally the risk that management will not be able to sell the assets identified in its business plan within the time frame required by the restructured loan agreements, or for the amounts estimated by management. There can no assurance that the Company will be successful in implementing this plan, nor can it be determined with certainty whether the Company will have sufficient available short-term capital to fund operations in the time necessary to effect such sales.

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

         The Company generally develops new generating capacity only when it has a commitment from a specific power purchaser, and, therefore, the capacity of each project is usually committed only to a specified power purchaser. Completion of projects under construction, any pending acquisition or project in development is subject to the Company's obtaining suitable financing. There can be no assurance that such financing will be obtained or that the Company will be able to fund any project development activities in the future.

                                                                  Approximate       Power
        Name                      Location               Type      Capacity       Purchaser             Status
        ----                      --------               ----      --------       ---------             ------
Projects in Operations:
  Painted Hills       San Gorgonio Pass, California      Wind         1.00  MW       SCE             (Sold 1996)
  Los Vaqueros        Altamont Pass, California          Wind         2.90  MW       PG&E            (Sold 1996)
  Wolverine           Midland, Michigan                  Hydro       10.50  MW    Consumers          (Operating)
  Altamont            Altamont Pass, California          Wind        20.00  MW       PG&E            (Sold 1999)
  Makani Uwila        Oahu, Hawaii                       Wind        10.30  MW       HECO            (Sold 1999)
  San Jacinto         San Gorgonio Pass, California      Wind         9.30  MW       SCE             (Sold 1996)
  Dyffryn Brodyn      Dyfed, Wales                       Wind         5.60  MW      SWALEC           (Sold 1997)
  Caton Moor          Lancashire, England                Wind         3.00  MW      NORWEB           (Operating)
  Bellacorick         Bellacorick, Ireland               Wind         6.40  MW       ESB             (Sold 1997)
  Four Burrows        Cornwall, England                  Wind         4.50  MW       SWEB            (Sold 1997)

Project under Construction:
  Dona Julia          Heredia, Costa Rica                Hydro       16.00  MW       ICE             (Sold 1997)
  Fujian I            Fujian, People's Republic of       Hydro       39.00  MW  State Utility    (Under Development)
                      China

Projects in Development:*
  Eolos I             Mexico                             Wind        20.0   MW    Government         (Suspended)
  Lerma               Mexico City, Mexico                Hydro        8.5   MW      DGCOH          (Held for sale)
  Big Spring          Big Spring, Texas                  Wind        40.0   MW        TU             (Sold 1997)
  Tierras Morenas     Arenal, Costa Rica                 Wind        20.0   MW       ICE             (Sold 1998)

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

         Wolverine Hydroelectric Facilities. The Company owns four hydroelectric facilities on the Tittabawassee River near Midland, Michigan. The facilities were constructed between 1923 and 1925. One of the facilities was substantially rebuilt in 1945. The others contain original turbine-generators and power plant equipment. The facilities have a combined generating capacity of approximately
10.5 MW. The power is sold to Consumers Power Company ("Consumers") pursuant to a power purchase agreement which expires in May 2023, but provides for renegotiation of the energy and capacity prices at any year commencing in 1996. The Company's current ten-year moving average hydroelectric production rate for these facilities is approximately 32.7 million kilowatt hours ("kW") per year. License applications for the facilities were pending before the Federal Energy Regulatory Commission (the "FERC"), and after year-end, on October 16, 1998 the licenses were granted for a 30 year term.

         Altamont Wind Farm. The Company is currently operating approximately 250 first generation wind turbines at the Altamont Wind Farm. The Company is operating the site to mitigate some of the fixed costs at the wind farm. The power generated by these turbines is sold to PG&E pursuant to the Company's Standard Offer No. 1 ("SO1") Contract pursuant to which PG&E is obligated to purchase annually 150 MW of electricity. The SO1 Contracts provide for a price which is based upon the utility's short-term avoided cost of energy and the avoided capital cost (the cost of generating equipment). The Company had plans to retrofit the site as soon as the rate based on avoided cost of energy increased. Due to low avoided cost tariffs in the PG&E territory, the Wind Farm was placed for sale in 1996 and sold in 1999.

         Makani Uwila Wind Farm. The Company owns the Makani Uwila Wind Farm located at Kahuku on the north shore of Oahu in Hawaii. The wind farm includes the MOD-5B wind turbine, the world's largest operating wind turbine of the traditional horizontal axis type, which has a capacity of approximately 3.2 MW. In addition, the wind farm includes eight, 600 kilowatt Westinghouse wind turbines. The electricity from this wind farm is sold to The Hawaiian Electric Company, Inc. ("HECO") pursuant to an existing power purchase contract. The Company was negotiating an amendment to its power purchase contract with HECO. Soon after the negotiations had commenced, the Company's cash flow shortages as well as other external factors, resulted in the Wind Farm being offered for sale. In January 1997, the land owner, Campbell Estate, foreclosed on the property and put the site up for bid. The Company still owns the power purchase agreement with HECO. The project was sold in 1999.

         San Jacinto Wind Farm. The Company owns an approximately 50% interest in San Jacinto Power Company, Inc. ("San Jacinto Power"), a joint venture between the Company and Nevada Energy Company, Inc. The 50 % interest was sold in 1997.

U.K. Facilities

         The following three wind farms represent the entire portfolio of sites located in the United Kingdom. All three projects were offered for sale throughout 1996. The Company received two bonafide offers and elected to sell two of the facilities to a U. K. based wind farm developer RES, Ltd. Due to technology risk associated with the Caton Moor facility, RES final offer was for Dyffryn Brodyn and Four Burrows only. In 1997, the Company elected to accept the RES offer and retain ownership of Caton Moor. As part of the sale, all bank project debt on Caton Moor was reimbursed and the Company continues owning 100% of Caton Moor.

         Dyffryn Brodyn Wind Farm. The Company owns and operates a 5.6 MW wind farm on a 166 acre site near Whitland, Dyfed, Wales. The power generated at the wind farm is sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with the Non-Fossil Fuel Purchasing Agency Limited ("NFPA") and South Wales Electricity plc ("SWALEC"). The fixed, premium price period of the contract expires in December 1998. The project was sold in 1997.

         Caton Moor Wind Farm. The Company owns and operates a 3 MW wind farm at Caton Moor, Lancashire in northwest England. The power generated at the wind farm is sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and NORWEB plc. The fixed, premium price period of the contract expires in December 1998.

         Four Burrows Wind Farm. The Company owns and operates a 4.5 MW wind farm located at Four Burrows, near Truro, Cornwall, England. The power generated at the wind farm will be sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and South West Electricity plc. The fixed, premium price period of the contract expires in December 1998. The project was sold in 1997.

Other Facilities

         Bellacorick Wind Farm. The Company owns approximately 87.5% of the ordinary shares of Renewable Energy Ireland Limited, the owner and operator of Ireland's first wind farm, which is located in Bellacorick, Ireland. During 1997, the Company sold its interest in the project to the minority shareholder, Bor Da Mona.

Projects Under Construction

         Andersen Falls Hydroelectric Facility. The Company owns 60% of Andersen ("Project Company") which has entered into a concession contract with Energia Rio Negro Socieded del Estado ("ERSE"), the state utility of the State of Rio Negro, Argentina, to design, reconstruct, operate and maintain a hydroelectric facility to be located at Andersen Falls, State of Rio Negro, Argentina. In connection with the proposal to construct this facility, the Project Company posted a performance bond for $1 million, which was guaranteed on a joint and several basis by the Project partners and the Company. Because of the Company's limited capital resources, there is a risk that the Company will have to pay under the terms of this performance bond. However, the facility was abandoned in 1996 and the bond obligations remain unclear. The Company reached an agreement tosell its interest in this project, in February 1999, subject to obtaining the required concessions and appoval from the governments.

         Dona Julia Hydroelectric Facility. The Company, on behalf of a Costa Rican company in which it has a minority interest, developed a hydroelectric facility located in Heredia, Costa Rica. The project was expected to have a capacity of 16 MW of electricity, all of which is to be sold to the Costa Rican state utility ICE under a 15-year power purchase contract. The Company has sold its interest in the project in 1997 for approximately $475,000.

         Fujian I, China. In May 1995, the Company signed an agreement with China Chang Jiang Energy Corporation ("CCJEC") to acquire an interest in Fujian Chang Ping Hydro Project Company. Fujian Chang Ping Hydro Project Company is constructing the 39 MW Fujian Nan Ping Xiayang Hydro Power Plant on the upper Ming River in Xiayang, Fujian Province, People's Republic of China. The project was originally expected to be operational by September 1997, but as a result of significant flooding at the construction site, the operating date has been postponed.

         Subsequent to the Company's initial investment, concern arose as to whether adequate approvals had been obtained, under Chinese law, for the acceptance of New World Power Corporation shares as payment for the Company's interest in Fujian. Due to uncertainties involving, among other things, significant project construction delays and Fujian's lack of liquidity, the Company has recorded an other than temporary decline at December 31, 1995, to adjust the carrying value of its investment to the estimated net realizable value of the Company's continued interest in Fujian. Continued delays in 1996 and lack of capital for the project resulted in the Company writing off its investment in CCJEC. The impact of this write-down is included as part of the impairment charge in the accompanying Consolidated Statement of Operations at December 31, 1996 and 1995 (see Note 3 and 10).

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

         Eolos I. The Company has secured the development rights to approximately 37,500 acres of land for the development of a wind farm in the La Ventosa region of the State of Oaxaca, Mexico. Power from this first phase 20 MW development will be sold to, CFE, the Mexican federal electric utility. The power purchase agreements are in the preliminary stages of negotiation and are subject to approval by the federal Ministry of Energy. This project is expected to be developed through a Mexican company in which the Company will have a minority interest. All work on this project was supended in 1997.

         Lerma Hydroelectric Facility. The Company, through Entec S.A. de C.V., has a contract with the Mexican Federal District Water Commission to develop an
8.5 MW hydroelectric facility powered by the flow of water from an aqueduct which supplies part of the drinking water needs of Mexico City. Entec will be paid for the electricity generated by the project by the Federal District Water Commission under a long-term power purchase agreement. All work on this project was supended in 1997.

         Big Spring Wind Farm. The Company, through its limited partnership New World Power Texas Renewable Energy Limited Partnership, has entered into a 15-year power purchase agreement with Texas Utilities Electric Company ("TU Electric") to purchase power from a 40 MW wind farm which is to be built near Big Spring, Texas. The agreement has been approved by the Public Utility Commission of Texas. Despite improving the financial feasibility of the project by substituting the new wind turbine generator technology, the Company was unable to finance the project and, as a result, the rights to the project were sold to York Research of New York in the late 1997.

         Tierras Morenas Wind Farm. The Company had been undertaking, through a Costa Rican subsidiary in which it has a 35% minority interest, to develop a wind farm to be located in Tierras Morenas near Lake Arenal, Costa Rica. The project was expected to have a capacity of 20 MW of electricity, all of which is to be sold to the Costa Rican state utility ICE under a 15-year power purchase contract. In May 1996 the Company's Costa Rican 65% majority partner in the project entered into negotiations with a U.S. alternative energy development company to sell its majority interest and take over development of the project. The Company sold its minority interest in the project to the controlling shareholder in 1998.

         Carrickabrock Wind Farm. The Company, through a joint venture with Bord Na Mona, is seeking to develop a 15 MW wind farm in the County of Tipperary, Ireland, to be owned and operated by the joint venture. The joint venture, in which the Company will have a 50% interest, will sell electricity to the ESB, the government-owned electric utility of Ireland, under a 15-year power purchase agreement. The joint venture has been attempting to resite the project nearby. Unfavorable outcome to the resiting efforts forced the Company to abandon the project in 1997.

         Drumlough Hill Wind Farm. The Company has entered into a joint venture with Bord Na Mona to develop a 5 MW wind farm at Drumlough Hill, Innishowen, County Donegal, Ireland. The joint venture, in which the Company will have a 50% interest, will sell electricity to the ESB, the government-owned electric utility of Ireland, under a 15-year power purchase agreement awarded through an Irish AER bid process. The joint venture has been unable to secure the essential site rights from a third party that are necessary to complete the project. Inability to obtain these rights forced the Company to abandon the project.

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

Strategic Alliances

         In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse Electric Corporation ("Westinghouse"). Westinghouse owns 158,659 shares ( %) of the Company's Common Stock. The alliance has not been as beneficial as both parties originally envisioned and, accordingly, the Company and Westinghouse have suspended joint pursuit of opportunities pursuant to this agreement. In 1998, the agreement was cancelled altogether by mutual consent, with no additional consideration.

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

         The Company, effective as of October 31, 1996 entered into a joint venture agreement with Dominion Bridge Corporation (Dominion Bridge) to jointly develop selected projects in its inventory. These projects include further development of wind opportunities in North America. Pursuant to the agreement, Dominion Bridge may invest up to $2.5 million in the projects in exchange for 50% of the Company's interest in such projects. In addition, the Company has given an option to convert Dominion Bridge interest in the joint venture into its common stock. In the event that all such interest was earned and converted, Dominion Bridge's ownership of the Company would reach 41% of the common stock. The joint venture was terminated in April 1998 and none of the joint venture interest was converted into Company shares.

         Finally, effective August 5, 1996, the Company has entered into a management services contract with Dominion Bridge, whereby one of its vice presidents, Vitold Jordan, was appointed to the position of Interim CEO of the Company and Nicholas Matiossian, COO of Dominion Bridge is acting as senior advisor to the Company. This agreement was terminated in April 1998.

GRID POWER SERVICES DIVISION

         During 1995, as a result of continued losses and erosion of its customer base, the Company discontinued its production services operations in California. The operations, which constituted the Grid Power Services segment, were sold in December 1995.

WIRELESS POWER DIVISION

         The Company's Wireless Power Division sells and assembles solar systems. The photovoltaic systems sector of the division was sold in 1996 to satisfy the Company's debt covenants, while the controlling interest in the integrated renewable power generating systems was exchanged for debt in the 1997 restructuring.

OTHER PRODUCTS AND SERVICES DIVISION

         The Division manufacturing a full line of wind turbines including 1 kW, 3 kW, 12 kW and 100 kW machines, all in limited quantities, and developing a prototype for a 250 kW turbine was exchanged for debt in the 1997 restructuring.

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

         Domestic Federal Regulation. Pursuant to authority granted to the FERC under PURPA, the FERC has promulgated regulations which generally exempt small power production facilities with capacities of less than 30 MW from the provisions of the Federal Power Act ("FPA") (except for licensing requirements applicable to hydroelectric projects and certain other matters), the Public Utility Holding Company Act ("PUHCA"), and state laws respecting rates and financial and organizational regulation of electric utilities. All of the Company's hydroelectric and wind power generating facilities are believed to be entitled to the full range of regulatory exemptions available under PURPA. The Wolverine Hydroelectric Facilities are subject to licensing regulation pursuant to the Federal Power Act.

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

         Competition for acquisitions of existing power projects and development of new ones may significantly reduce the Company's opportunity to acquire or develop any such projects. There are other companies in the power generation industry that are larger and have more financial resources than the Company. Furthermore, other large, well-capitalized entities from outside the power generation industry may choose to enter the industry, creating the potential for significant additional competition.

         The markets for the Company's wireless power products are highly competitive. The Company faces a number of competitors in this market, some of which may have significantly greater financial resources than the Company.

EMPLOYEES

         As of December 31, 1997, the Company and its subsidiaries employed approximately 8 people.

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

         Altamont Wind Farm. The Altamont Wind Farm is located on approximately 4,000 acres of leased land in the Altamont Pass, California. The Company owns approximately 305 miles of power lines, one substation and a 5,000 square foot maintenance building on the property. (Sold in 1999).

         Makani Uwila Wind Farm. The Makani Uwila Wind Farm is located on approximately 65 acres of leased land on Oahu, Hawaii. (Abandoned in 1996 and sold in 1999)

         Los Vaqueros Wind Farm. The Los Vaqueros Wind Farm is located on approximately 101 acres of leased land in the Altamont Pass, California. (Sold in 1996)

         San Jacinto Wind Farm. The San Jacinto Wind Farm is located on approximately 165 acres of leased land in the San Gorgonio Pass, California. (Sold in 1997)

         Dyffryn Brodyn Wind Farm. The Dyffryn Brodyn Wind Farm is located on approximately 166 acres of leased land near Whitland, Dyfed, Wales. (Sold in
1997)

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

Subsequently, during 1997, and notwithstanding all of the above, the Company has proposed alternate wind turbine equipement for the Big Springs project and with approval by Texas Utilities all plans to deploy Enercon equipement in the United Sates were abandoned. As a result, the Company is no longer a party to the Kenetech litigation with Enercon

         On November 12, 1996, Dwight Kuhns, ex president and brother of the former Chairman of the Board, commenced an action against New World Power Corporation in the Superior Court, Alameda County, California. The action sought damages under a consulting agreement that Mr. Kuhns had entered into with the Company at the start of January, 1996, following the termination of his employment with the Company on December 31, 1995.

         As a result of weak defense, the Court brought terminating sanction against the Company, thus striking all of the Company representations from the records and under the judgement by default, the plaintiff was awarded $967,000 in contractual damages and $1,000,000 in punitive damages on July 24, 1998. The Company has filed a notice of appeal of the judgment and a malpractice action against its counsel of record until November 8, 1997.

         While the judgment was under appeal, the Company was unable to post the required bond with the court to stay the execution of the judgment. The plaintiff has obtained several garnishee orders against the Company and has caused the court to issue subpoenas for the Company and its officers. Wishing to avoid the distraction from the operations and delays in implementation of the new business plan, the Company entered into a settlement agreement with the plaintiff on January 1, 1999. Upon payment of $375,000 and delivery of $275,000 note together with 150,000 common shares and 75,000 warrants to purchase shares at $2 each, the Company will obtain full satisfaction of the judgement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of the shareholders held October 21, 1996, the shareholders approved the sale of the Company's wireless division interests, the five for one reverse split of its common shares and the current Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There was no established public trading market for the Company's Common Stock prior to October 23, 1992. Since that date, the Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol NWPC. On March 23, 1994, the Common Stock was approved for listing on the NASDAQ National Market System. In November 1996, the Common Stock was approved for listing on the NASDAQ Small Cap Market System and in July 1997 the Common Stock was transferred for trading on the Bulletin Board. The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                  *High             *Low

       Quarter ended December 31, 1994               53               30
       Quarter ended March 31, 1995                  38               23
       Quarter ended June 30, 1995                   33               22
       Quarter ended September 30, 1995              31               12
       Quarter ended December 31, 1995               19                8
       Quarter ended March 31, 1996                  12                5
       Quarter ended June 30, 1996                 4 3/4             2 1/2
       Quarter ended September 30, 1996            3 3/4             1 1/4
       Quarter ended December 31, 1996               2                3/4
       Quarter ended March 31, 1997                  1               9/32
       Quarter ended June 30, 1997                  .438                .031
       Quarter ended September 30, 1997             .25              .031
       Quarter ended December 31, 1997              .25              .031
       Quarter ended March 31, 1998                 .25              .062

       * Price adjustments have been made to reflect the 1 for 5 reverse stock split.

The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 31, 1998, there were approximately 374 holders of record of Common Stock.

         The Company has not paid any cash dividends on its Common Stock since its incorporation in June 1989. The Company is currently prohibited from declaring or paying any cash dividends on the Common Stock under the Company's loan restructuring agreements entered into early 1996 and late 1997.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company's statements of operations for the year ended December 31, 1997, 1996and 1995 and its balance sheets as of December 31, 1997, 1996 are derived from the Company's audited Consolidated Financial Statements. The Company's statements of operations for the year ended December 31, 1997, 1996 and 1995 and such balance sheets as of December 31, 1996 and 1995, and the auditors' report thereon, are included elsewhere in this report. Such data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes and the independent auditors' reports and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                    Three Months
                                               Year Ended December 31,                  Ended           Year Ended September 30,
                                       1997            1996             1995      December 31, 1993        1993            1992
                                   -------------   -------------    ------------- -----------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:                                                                           (In thousands, except per
                                                                                                               share data)
Operating revenue:
   Grid Power Production                 $ 2,370         $ 8,033          $ 7,735         $  275           $ 1,730          $ 1,955
   Wireless Power Sales                        -           3,554            6,560            430             1,432            1,785
   Other Products and Services                 -           1,240               (9)           (15)              810                -
                                   -------------   -------------    -------------    -----------     -------------    -------------
    Total operating revenue              $ 2,370         $12,827         $ 14,286            690             3,972            3,740
                                   -------------   -------------    -------------    -----------     -------------    -------------

Operating expenses:
   Cost of operations                      1,323          10,241           10,508            689             2,516            2,488
   Research & Development                      -               -              400            165                52                -
   Project development                       390             706            4,361            259               779                -
   Selling, general and
     administrative expenses               2,689           6,356            7,003          1,023             2,841            3,332
   Equity loss of non-consolidated
     affiliates                                -             (77)           4,199            112                -                 -
   Impairment charge                           -           6,359           24,431              -                -                 -
                                   -------------   -------------    -------------    -----------     -------------    -------------

Operating loss                            (2,032)        (10,757)         (36,617)        (1,558)           (2,216)          (2,080)
                                   -------------   -------------    -------------    -----------     -------------    -------------
                                   -------------   -------------    -------------    -----------     -------------    -------------

Net (loss) income from continuing
  operations before discontinued
  operations                             $(3,109)       $(19,431)        $(38,669)      $ (1,464)              $67           $1,153
                                    ------------    ------------    -------------    -----------      ------------    -------------
Income (loss) from discontinued
  operations                                 327            (229)          (2,651)
                                    ------------    ------------    -------------
Net (loss) income attributable
  to common shares                       $(2,782)       $(19,659)        $(41,751)      $ (1,576)           $  537           $ 1,153
                                    ------------    ------------    -------------    -----------      ------------      ------------
                                    ------------    ------------    -------------    -----------      ------------      ------------

                                                                                   Three Months
                                                                                       Ended
                                                     Year Ended December 31,        December 31,    Year Ended September 30,
                                                     1997     1996       1995         1993             1993           1992
                                                   -------   -------    ------     -----------      ---------      ----------
STATEMENT OF OPERATIONS DATA (CONTINUED):
    Earnings (loss) per common share:
Net loss from Continuing operations available
  to common shareholders                            (1.24)    $(8.73)   $(18.58)     $ (1.35)        $ 0.20          $ 3.15

    (Loss) income from discontinued operations       0.13      (0.10)     (1.26)       (0.05)          0.45               -

Basic and Diluted**                                 (1.11)   $ (8.83)   $(19.84)     $ (1.40)        $ 0.65          $ 3.15
                                                             =======    ========     ========        ======         =======

Average Number of Basic Common Shares               2,503      2,227       2,105        1,142           852             335
Outstanding**
                                                             =======    ========     ========        ======         =======

                                                              As of December 31,              As of September 30,
                                                        1997         1996        1995           1993       1992
                                                      ---------    --------    --------      ---------   --------
BALANCE SHEET DATA:
Cash                                                     $227       $ 449        $ 681        $ 1,985      $ 210
Cash restricted in use                                    639       2,377        4,670              -          -
Working capital (deficiency)                           (1,683)    (10,311)     (16,762)         3,386     (8,946)
Plant, property & equipment, net                        3,900      21,118       29,375          9,018      5,983
Deferred Series B preferred stock offering costs            -           -            -            171      1,014
Total assets                                            7,121      29,820       65,396         22,978     19,054
Current portion of long-term debt                       2,197       6,658       17,966            250      5,247
Due to related parties                                              4,014        4,628              -          -
Current portion of capital lease obligations                           14           84          3,182      4,307
Long-term portion of long-term debt                       589       5,394        7,650            451      1,343
Long-term portion of capital lease obligations                          8           76            118      3,379
Redeemable preferred stock                                  -           -            -          2,827          -
Stockholders' equity (deficiency)                         831       1,592       21,023         12,063     (2,877)

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

Business Environment

         The Company adopted a new business strategy and plan which was approved by the Board of Directors in January of 1996. After abandoning its previous strategy of aggressive expansion through acquisition of existing renewable energy projects and the development of new projects throughout the world, the Company embarked on a 1996 campaign to sell assets to satisfy its debt obligations. Partly in connection with this previous strategy of acquisitions, the Company issued approximately $15 million of debt.

         In the latter part of 1995, liquidity became extremely constrained and it became apparent to management that operating cash flow would not be sufficient for the Company to meet its debt service payments due in the early part of 1996. As a result, the Board of Directors appointed a new Interim Chief Executive Officer and management developed a revised business strategy with the objectives to reduce debt, increase equity and alleviate the Company's short-term liquidity problems and improve long-term liquidity. Key elements of the revised business plan include:

* The Company is focusing on a selected, limited number of development projects.

* The Company is selling off certain of its existing hydroelectric and wind projects currently under development or construction.

* The Company used the proceeds from the sale its ownership interests to meet its current and other debt service requirements.

* The Company did not pursue any new wind farm development projects in the United States. This element of the business plan does not affect projects for which the Company has completed the bidding process or has been selected through a competitive process to operate a wind farm.

*    The Company reduced administrative staff.

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

         Shortly after the Board approved the revised business plan, the Company defaulted on several of its debt obligations and restructured those obligations with its lenders. Part of the terms of the restructured loans included a release of up to $3.3 million cash collateral held by the lender, additional collateral, additional finance charges and the requirement that the Company raise $10 million in net proceeds from the sale of assets or securities by July 31, 1996 and raise an additional $17 million in net proceeds from the sale of assets or securities by November 30, 1996. Further, a significant portion of the proceeds from the sale of assets or securities will be placed in a sinking fund for the purpose of debt retirement.

         Throughout 1996 and into early 1997, management continued to operate under constrained liquidity and operating cash flow. As of April 15, 1997 the Company has completed the sales of Photocomm and Solartec interests, two UK windfarms and the Irish windfarm. Proceeds from asset sales of approximately $19.3 million were used to reduce the Company's obligations to Fleming and Sundial debt holders and to pay the expenses associated with the sale. As of April 16, 1997 approximately $4.5 million of debt obligation remains in favor of Fleming while the Sundial debt holders have been paid in full.

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

During 1996, the Company embarked upon a new business plan that required, among other things, the sale of many of the Company's assets to repay its principal lenders. In 1996, the Company entered into an agreement to sell its interest in the 16 MW hydroelectric facility in Costa Rica. That sale is expected to close in early 1997. In addition, the Company closed on the sale of its investments in Los Vaqueros, Solartec, New World Power do Brazil and Photocomm during 1996 for gross proceeds of approximately $13 million. All proceeds were paid to the secured lenders.

         In early 1997, the Company closed on the sale of two of its windfarms in the United Kingdom and the sale of its investments in the windfarm in Ireland. Proceeds form the sale of approximately $6.4 million were repaid to the principal secured lenders. With the sales completed in Ireland and the United Kingdom, two of the Company's three secured lenders have been repaid in full.

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

RESULTS OF OPERATIONS

1997

Revenues

         Revenues decreased $10.5 million (81%) during 1997, as compared to 1996. The grid power production decreased by $5.7 million; the Wireless power sales dropped by $3.6 million to nil, while the Other revenues decreased by $1.2 million to nil as well. The grid power production includes the results of the two remining operating projects at year end, namely Wolverine and Caton Moor.

Cost of Operations

         Cost of operations in 1997 of $1.3 million includes the expenses associated with the two projects remaining at year end and is consistent with prior years for those projects.

Project Development Expenses

         Project development expenses were contained to $390,000 in 1997 as compared to $706,000 during the previous year. Following a substantial curtailment of spending during the first semester in 1996, the Company has transferred during the second half of 1996 its project in development portfolio to a joint venture with Dominion Bridge, effectively transferring the project funding obligations to its joint venture partner. The 1997 expense on the Company`s books pertains to selected few opportunities, the Company continued during the year.

Selling, general and administrative

         Selling, general and administrative expenses were $2.7 million, a decrease of $3.7 million or 58%. The Company continued during the year to implement its cost reduction programme.

Impairment Charge

         In 1996, the Company recorded an impairment charge of $6.4 million as compared to no such charges during 1997. The charges were reflected as a reduction of the following financial statement captions:

                                                               1996

      Property, plant and equipment, net                   $ 1.4 million
      Goodwill, net
                                                                  --
      Investments                                            3.5 million
      Inventories and other non-current assets               1.5 million
                                                           -------------
                                                           $ 6.4 million
                                                           =============

         As previously described, the Company has undertaken a business plan to sell certain of its assets and investments and to abandon various development projects. These investments have been written-down, as applicable, to their estimated fair value at December 31, 1996. The aggregate carrying value of assets held for sale as of December 31, 1997 was nil as compared to approximately $ 3.6 million in 1996.

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

Operating Loss

         Operating loss decreased $8.7 million to $2.0 million, due primarily to $6.4 million reduction in impairment charges and $2.3 million in corporate costs eliminations.

Other Income (Expense)

         Interest expense decreased by $7.6 million during 1997 to approximately $1.1 million, which was attributable to a decrease in indebtedness of the Company and resulting interest charges.

1996

Revenues

         Revenues decreased $1.4 million (10%) during 1996, as compared to 1995. The grid power production grew 4% to $8.0 million; the well above average year generation at Wolverine was offset by continued weak wind resource in England. The Wireless power sales of $3.5 million were $3.0 million or 46% below the previous year, primarily on account of weak revenues from Solartec and exclusion of Vermont revenue, representing a sale of a segment.

Cost of Operations

         Cost of operations in 1996 of $10.2 million decreased $0.3 million (3%) as compared to 1995.

Research and Development Expense

         Research and development expenses of nil in 1996 in comparison to $400,000 are in line with Company's efforts to reduce its spending during the restructuring.

Project Development Expenses

         Project development expenses were contained to $706,000 in 1996 as compared to $4,3 million during the previous year. Following a substantial curtailment of spending during the first semester, during the third quarter, the Company has transferred its project in development portfolio to a joint venture with Dominion Bridge, effectively transferring the project funding obligations to its joint venture partner.

Selling, general and administrative

         Selling, general and administrative expenses were $6.3 million, a decrease of $0.7 million or 10%. The effects of corporate costs elimination were offset by external consulting and legal restructuring fees.

Impairment Charge

         In 1996, the Company recorded an impairment charge of $6.4 million as compared to impairment charges of $24.4 million in 1995. The charges were reflected as a reduction of the following financial statement captions:

                                                          1995      1996


      Property, plant and equipment, net        $1.4 million    $ 13.4 million

      Goodwill, net                                  --            4.1 million
      Investments                                3.5 million       5.9 million
      Inventories and other non-current assets   1.5 million       1.0 million
                                                ------------    --------------
                                                $6.4 million    $ 24.4 million
                                                ------------    --------------
                                                ------------    --------------

         As previously described, the Company has undertaken a business plan to sell certain of its assets and investments and to abandon various development projects. The following investments have been written-down, as applicable, to their estimated fair value at December 31, 1996 an 1995. The aggregate carrying value of assets held for sale as of December 31, 1996 is approximately $ 3.6 million and includes:

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

         The Company has estimated the December 31, 1996 and 1995 impairment charges based upon the best information available to management. It is at least reasonably possible that actual losses may be materially higher or lower than the amounts recognized following execution of management's plans, based on the actual agreements the Company negotiates with potential buyers, etc.

         Equity loss of non-consolidated affiliates. These equity losses of $77,000 in 1996 were practically eliminated following a suspension in funding of New World Entec SA. The prior year loss of $4.2 million includes $4.3 million of losses related to Entec investment.

Operating Loss

         Operating loss decreased $25.8 million to $10.8 million, due primarily to reductions in impairment charges and decreases in losses from non-consolidated affiliates.

Other Income (Expense)

         Interest expense increased by $4.1 million during 1996 to $6.5 million, which was attributable to an increase in indebtedness of the Company and the rates charged on the Company's debt under the default provisions.

Impact of Foreign Operations Currency Translation

         The Company continues to pursue overseas development opportunities, and is affected by changes to the net investment value of its activities as the functional currency denominated financial statements of its foreign subsidiaries are translated into U.S. dollars for purposes of consolidation.

         In the year ended December 31, 1997, 1996 and 1995, the Company recognized in the stockholders' equity section of the balance sheet currency translation adjustments of approximately $407,464, $(1,252,360) and $132,258, respectively, related primarily to the United Kingdom and Mexico. The currency has remained stable in those other countries where the Company has significant local currency denominated investments.

Segment Analysis

Grid Power Production

         Revenue. Power production revenue is dependent upon the Company's installed capacity, the availability of the renewable resources used to produce the power, and the rate at which the produced electricity is sold.

         In 1997, the grid production revenue was down to $2.4 million, as all but two of the generating projects of the Company were sold prior to the end of the year.

         During 1996, the grid power generation revenue increased 4% to $8.0 million, as compared to $7.7 million in 1995. The results of the UK and Irish windfarms continued below expectations, as the weak wind resource conditions persisted but the results at Wolverine were substantially above historical averages.


Operating (Loss) Profits.

In 1997, the Segment recorded an operating profit of $1.0 million, as the results incuded only the costs associated with the continuing operations.

Segment loss for the year 1996 of $3.2 million includes impairment charge of $1.4 million, as compared to $26.6 million during the previous year, which included $20.9 million in impairment charges and $4.5 million in charges related to the Mexican operations. In 1996, the Company stopped the funding of Entec in Mexico, thus reducing the segment losses

 In 1995, the Segment operating loss increased $26.5 million including a $20.9 million impairment charge. Additionally, in 1995, the Company recorded approximately $4.5 million related to the Company's Mexican operation. The change is further impacted by $2.0 million of project development expenses related to China, the U.K. and Chile, partially offset by operating profits of the Company's U.K. and Irish wind farms. See geographic discussion below.


Wireless Power Sales

         Revenue.

In 1997, the Company recorded no revenues in the Wireless Segment, as this segment was discontinued during the year.

Revenue from Wireless power in 1996 of $3.5 million was $3.0 million below the 1995 sales of $6.5 million due to lower than expected sales from Entec and lack of new projects in Argentina.

         Operating Income (Loss).

The Company has recorded no activities in the Segment during 1997.

Operating loss in 1996 of $.1 million represents $.2 million reduction from the previous year loss of $.3 million.

Operating income (loss) decreased $1.8 million during 1995 including an impairment charge of $2.3 million. Excluding the impairment charge, the operating income increased $500,000. The increase was primarily attributable to Solartec ($383,000). The remaining increase was primarily attributable to the Company's NPS subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         In December 1997, The Company restructured its indebtness to its principal lender. The lender agreed to convert approximately $1.3 million of debt into common shares of the Company at $1.50 per share. Accordingly, the Company issued approximately 897,400 shares to the lender in exchange for its indebtness.

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

Throughout 1996 and into early 1997, management continues to operate under constrained liquidity and operating cash flow. As of April 15, 1997 the Company has completed the sales of Photocomm and Solartec interests, two UK windfarms and the Irish windfarm. Proceeds from asset sales of approximately $19.3 million were used to reduce the Company's obligations to Fleming and Sundial debt holders and to pay the expenses associated with the sale. As of April 16, 1997 approximately $4.5 million of debt obligation remains in favor of Fleming while the Sundial debt holders have been paid in full..

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

         In early 1997, the Company closed on the sale of two of its windfarms in the United Kingdom and the sale of its investments in the windfarm in Ireland. Proceeds form the sale of approximately $6.4 million were repaid to the principal secured lenders. With the sales completed in Ireland and the United Kingdom, two of the Company's three secured lenders have been repaid in full.

         At December 31, 1997, the Company had a working capital deficit of $1.7 million as compared to $10.3 million in 1996. In both years, the deficit in working capital is the result of inclusion of certain debt obligations on which the Company defaulted subsequent to December 31, 1995 and for which the Company's restructured debt agreements require certain levels of assets sales to be completed by certain dates. Uncertainties exist as to whether the aforementioned provisions can be met. During 1996, net cash flows used in operating activities was $2,854,869, as compared to $4,215,815 in 1996 and as compared to net cash flows used in operating activities of $4,794,191 during 1995.

         In 1997, 1996, and 1995, $5,629,178, $15,114,556 and $16,679,309 was
provided by or used in investing activities, principally for property plant and equipment, and the acquisition and disposal of the interest in Solartec and the additional stock in Photocomm. These amounts were significant increases over the previous years.

In 1995 $16,679,309 was used in investing activities, principally for property plant and equipment, and the acquisition of the interest in Solartec and the additional stock in Photocomm.

These amounts were significant increases over the previous years.

         In 1995, $18,027,183 was provided by financing activities primarily from the net proceeds from the issuance of common stock and the net increase in long-term debt.

         The data for 1995 is affected by the consolidation of Solartec. Entec, which is 50% owned by the Company is reducing its size. Entec continues to experience significant financial hardship, which results in concerns as to its ability to continue as a going concern. As the Company has no ability to continue to fund the operating losses of Entec, management wrote its remaining investment in, and advances to, Entec to zero as of December 31, 1995.

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

         In September 1996, Price Waterhouse resigned as the Company's auditors. In March 1997, the Company's Board of Directors authorized a resolution appointing Lazar, Levine & Felix LLP as the Company's auditors for the year ended December 31, 1996 and subsequent years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth certain information with respect to the Directors of the Company:

                                               PRINCIPAL OCCUPATION
                                             FOR THE PAST FIVE YEARS                             FIRST YEAR BECAME
NAME                                     AND CURRENT PUBLIC DIRECTORSHIPS             AGE           A DIRECTOR
----                                     --------------------------------             ---        -----------------
Gerald R. Cummins               DIRECTOR  AND CHAIRMAN OF THE BOARD.  Mr.  Cummins     71              1990
                                has  been a  director  since  October  1990  and a
                                private   investor   and   independent    business
                                consultant  for  more  than  five  years.  He is a
                                political  strategist  who has served as  chairman
                                of The New York State  Thruway  Authority.  He was
                                the  campaign  manager for the  Honorable  Hugh L.
                                Carey,  the  former  Governor  of  New  York.  Mr.
                                Cummins  is  also a  director  of  Photocomm.  Mr.
                                Cummins   received  a   bachelor's   degree   from
                                Manhattan College.

                                                                                                         2

Herbert L. Oakes, Jr.                                                                  51              1993
                                DIRECTOR.   Mr.   Oakes  has  served  as  Managing
                                Director of Oakes,  Fitzwilliams & Co. Limited,  a
                                member  of the  Securities  and  Future  Authority
                                Limited  and  the  London  Stock  Exchange,  since
                                1988.  Mr. Oakes is also  President of H.L.  Oakes
                                & Co.,  Inc.,  a  corporate  advisor and dealer in
                                securities  which  he  founded  in  1982.  He also
                                serves  on  the  board  of   directors  of  Shared
                                Technologies,  Inc.  and Harcor  Energy,  Inc. Mr.
                                Oakes  received  a  B.A.  in  Economics  from  the
                                University of the South.





Gerard Prevost                  DIRECTOR  AND  VICE  CHAIRMAN  OF THE  BOARD.  Mr.     57              1996
                                Prevost is a Managing  Partner of  Dominion  World
                                Power, the for energy projects  Independent  Joint
                                Venture  between the Company and  Dominion  Bridge
                                Power,   Inc.,  since  August  1996.   During  the
                                previous 33 years Mr. Prevost had a  distinguished
                                career with the Hydro  Quebec,  where he served as
                                the president of Nouveler,  an  investment  arm of
                                the utility and vice  president of operations  and
                                equipment  division of the utility.  Mr. Prevost's
                                career  with  Hydro  Quebec  was  interrupted  for
                                four  years  starting  in 1988  when he  served as
                                deputy  minister  of energy  for the  Province  of
                                Quebec.  Mr.  Prevost  received  a MBA from  Laval
                                University in Quebec City.

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


EXECUTIVE OFFICERS

         The following table contains the name, position and age of the executive officer of the Company who is not director.

NAME                                       PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS                 AGE
----                                             AND CURRENT PUBLIC DIRECTORSHIPS                       ---
                                                 --------------------------------
Vitold Jordan                                    Interim Chief Executive Officer.                        43
                                Since January 1995,  Mr. Jordan is a president of Dominion  Bridge
                                Technology,  Inc.  and an officer of the parent,  Dominion  Bridge
                                Corp.  Prior to 1995,  Mr. Jordan served as a Managing  Partner of the  Professional  Services  at  AT&T  GIS  Canada  and  prior  to
                                December  1993  he was an  independent  business  consultant.  Mr.
                                Jordan  is  a  graduate  of  Laval   University  and  a  chartered
                                accountant.


ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to CEO of the Company and (ii) the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1997 and who were employed by the Company during the fiscal year ended December 31, 1997 (together with the CEO, the "Named Executive Officers"):

During the year the Company had no such Named Executive Officers. The CEO of the Company was retained under a Mnagement Services contract with Dominion Bridge Corp, as described in more detail elsewhere in this Form

Option Grants Table

No options were outstanding at year end.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

No options were exercised during the year.

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

         Mr. Kuhns was compensated for his services as Chairman pursuant to an employment agreement dated as of August 1, 1995 which has been amended on two occasions. The initial Employment Agreement hired Mr. Kuhns to serve as Chief Executive Officer for a five year term continuing through July 31, 2000, subject to renewal unless terminated by either party. The Employment Agreement provided Mr. Kuhns customary benefits and expense reimbursements and contained customary confidentiality and noncompetition covenants. The initial Employment Agreement further provided that as a "severance benefit" Mr. Kuhns might receive, upon certain conditions, three years base salary and that, upon termination, Mr. Kuhns had an option to purchase, and the Company had an option to sell to him, the building and improvements that comprise its executive offices in Lime Rock, Connecticut (the "Farmhouse Property") at a purchase price equal to the Company's then depreciated cost basis. Effective March 1, 1996, Mr. Kuhns entered into Amendment No. 1 to the Employment Agreement ("Amendment No. 1") which provided that until such time as the Company paid in full its 8% Convertible Subordinated Notes, his base salary would be at the annual rate of $220,000 and that the Company would use its best efforts to sell shares of common stock to provide additional compensation, not to exceed $12,000 per month. Amendment No. 1 further provided that Mr. Kuhns would receive a bonus based upon a percentage of value received from the Company from the sale of a certain of its assets, provided that his annual compensation from all sources shall not exceed $480,000. In this amendment Mr. Kuhns also agreed to accept in lieu of any severance benefit or other unpaid compensation due upon termination, the Farmhouse Property. The amendment further provided that the Company shall set aside 3,250 shares of common stock per month for Mr. Kuhns, for twelve months, commencing March 1, 1996, for delivery on January 31, 1997, or, for shares accruing after that date, on January 31, 1998. Effective March 1, 1996 Mr. Kuhns entered into Amendment No. 2 to his Employment Agreement with the Company ("Amendment No. 2"), which superseded and replaced Amendment No. 1. Pursuant to Amendment No. 2, Mr. Kuhns resigned as Chief Executive Officer and agreed to serve as Chairman of the Company through October 1996. Mr. Kuhns' base compensation under Amendment No. 2 is at the rate of $18,000 per month with additional compensation at $12,000 per month and a bonus derived from the sale of certain assets. The other compensation and severance benefits remain substantially the same as in Amendment No. 1. Pursuant to Mr. Kuhn's decision to not to seek reelection at the Company's Annual Meeting has employment agreement was terminated as of October 31, 1996 and as a result the Farmhouse property was transferred to Mr. Kuhns as the termination benefit.

                TOTAL SHAREHOLDER RETURNS - DIVIDENDS REINVESTED

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at March 31, 1998, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and
(iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

                   NAME AND ADDRESS                                                PERCENTAGE
                OF BENEFICIAL OWNER(1)          SHARES BENEFICIALLY OWNED**        OF CLASS(2)
                ----------------------          ---------------------------       -------------
Sundial International Fund Limited (3)                        185,719                 14.3
c/o Euro Canadian Trust Company Limited
P.O. Box 393750, Shirley Street
Nassau, Bahamas

Fleming Capital Management (4)
320 Park Avenue                                               987,412                 10.6
New York, NY 10022

Westinghouse Electric Corporation(5)                          158,159                  7.1
11 Stanwix Street
Pittsburgh, Pennsylvania 15222

Herbert L. Oakes, Jr.(6)                                      518,329

Dominion Bridge                                               301,763

Lachine, Quebec

Gerard Prevost

Gerald R. Cummins(7)                                            1,997                    *

Nazir Memon, M.D.(8)                                            2,673                    *

Lucien Ruby(9)                                                 65,179                  2.9

Vitold Jordan                                                       0                    *

                                                                    0                    *

All Directors and Executive Officers as a Group (7            588,178                 17.1
     persons)(13.4)

*  less than one percent.
** Adjusted to reflect the 1 for 5 reverse stock split

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)  Based upon 3,426,512 shares of Common Stock outstanding on March 31, 1998.

(3) Based upon a Statement on Schedule 13D Amendment No. 1 filed with the SEC on February 21, 1995 by Sundial International Fund Limited ("Sundial"). Includes 302,103 shares issuable upon exercise of currently exercisable warrants."

(4) Includes 237,749 shares issuable upon exercise of currently exercisable warrants."

(5) Based upon a Statement on Schedule 13D Amendment No. 1 filed with the SEC on September 14, 1994 by Westinghouse Electric Corp. ("Westinghouse").

(6) Consists of: (i) 1,429 shares issuable upon exercise of currently exercisable options; (ii) 3,476 shares held in and 15,800 shares issuable upon exercise of currently exercisable warrants held in Oakes, Fitzwilliams & Co. Executive Death Benefit & Retirement Scheme No.2 (HLO) Mr. Oakes' personal pension fund ("OFHLO"); (iii) 4,000 shares held by H.L. Oakes & Co., Inc. ("HLO"); (iv) 4,400 shares issuableupon exercise of currently exercisable warrants held by Oakes, Fitzwilliams & Co. Limited ("OFL"); (v) 3,500 shares owned by and 190,670 shares issuable upon exercise of currently exercisable options held by Oakes, Fitzwilliams & Co. S.A. ("OFLSA"); and (vi) 1,420 shares owned by and 8,920 shares issuable upon exercise of currently exercisable options held by Purbrook Corporation ("Purbrook"). Mr. Oakes is the Managing Director of, and owns a controlling interest in, OFL and OFLSA. He is also President of HLO, a company owned 100% by his wife. Purbrook is owned by HLO. Mr. Oakes disclaims any beneficial ownership in the shares described in (ii) through (vi).

(7) Includes 1,973 shares issuable upon exercise of currently exercisable options.

(8) Consists of shares issuable upon exercise of currently exercisable options and warrants.

(9) Includes 769 shares issuable upon exercise of currently exercisable options. Also includes 38,141 shares of Common Stock owned by Quest Ventures II and 26,069 shares of Common Stock owned by Quest Ventures International, two investment partnerships of which Mr. Ruby is a general partner, all of shares which Mr. Ruby disclaims beneficial ownership.

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

10.36             Form of Warrant issued to Purchaser. (3)

10.37             Schedule of Purchasers. (3)

10.38 Subscription Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co. S.A., dated February 10, 1995. (3)

10.39             Warrant issued to Oakes, Fitzwilliams & Co. S.A. (3)

10.40            Employment Agreement, dated as of August 1, 1995, by and
                  between the Company and John D. Kuhns. (3)

10.41            Amendment No. 1 to Employment Agreement, dated as of March 1,
                  1996, by and between the Company and John D. Kuhns. (3)

10.42            Amendment No. 2 to Employment Agreement, dated as of March 31,
                  1996, by and between the Company and John D. Kuhns. (3)

10.43            Amendment Agreement, dated August 3, 1995, between China Chang
                  Jiang Energy (Group) and the Company. (3)

10.44            Share Transfer Agreement between China Chang Jiang Energy
                  Corporation (Group) and the Company for the Fujian Chang Ping Hydro Power Company. (3)

10.45            Consulting Agreement, dated as of February 7, 1996, between the Company and Glass & Associates, Inc. (3)

10.46            Agreement Engaging the Services of Glass & Associates, Inc. As
                  Interim Manager, dated April 18, 1996, between the Company and Glass & Associates, Inc. (3)

10.47            Financial Advisory Services Agreement, dated June 11, 1996, between the Company and Oakes Fitzwilliams & Co. (3)

10.48            Management Services Agreement with Dominion Bridge, dated
                  August 5, 1996.

10.49            Restructed loan agreement with the Holders of the Convertible
                  Subordinated Debentures, dated December 1997.


22.1              Subsidiaries of the registrant. (3)


(3)      Incorporation by reference herein to the 1996 10-K

-------------------

*        Filed herewith.

         (b) Reports on Form 8-K

         No Reports during 1997.


                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                                             FINANCIAL STATEMENT SCHEDULES
                                                       FORM 10-K

                                    FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

      Independent Auditors' Report on the financial statements for the Years Ended

          December 31, 1997 and 1996, Lazar Levine & Felix LLP                                                          F - 2

      Independent Auditors' Report on the financial statements for the Year Ended

          December 31, 1995, PriceWaterhouseCoopers LLP                                                                 F - 3

      Independent Auditors' Report on the financial statements of Photocomm, Inc. for

          the Year Ended December 31, 1995, KPMG Peat Marwick LLP                                                       F - 4

      Consolidated Balance Sheets at December 31, 1997 and 1996                                                         F - 5

      Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995                        F - 6

      Consolidated Statements of Stockholders' Equity for the Years Ended

          December 31, 1997, 1996 and 1995                                                                              F - 7

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995                        F - 8


      Notes to Consolidated Financial Statements                                                                        F - 10




                                                      F - 1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The New World Power Corporation

We have audited the accompanying consolidated balance sheet of The New World Power Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The New World Power Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Lazar Levine & Felix LLP

New York, New York
March 31, 1999

                            COPY -- PREVIOUSLY FILED

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The New World Power Corporation

In our opinion, based upon our audit and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The New World Power Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Photocomm, Inc., a minority owned equity investment, which statements reflect total assets of $10,361,409 at December 31, 1995 and net income applicable to common shareholders of $687,966 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Photocomm Inc., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

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

PriceWaterhouse LLP

Hartford, Connecticut
June 27, 1996

                           COPY -- PREVIOUSLY FILED

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Photocomm, Inc.

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

KPMG Peat Marwick LLP

Phoenix, Arizona
February 23, 1996


                  NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              - ASSETS (NOTE 14) -

                                                                                                           December 31,
                                                                                                  -------------------------------
                                                                                                        1997             1996
                                                                                                  ---------------  --------------
CURRENT ASSETS:
      Cash and cash equivalents                                                                    $      227,280   $     448,782
      Cash restricted in use (Note 5)                                                                     639,451       2,377,107
      Accounts receivable (Note 6)                                                                      1,572,053       2,472,533
      Inventories (Note 7)                                                                                -                93,116
      Other current assets                                                                                 96,837         748,772
                                                                                                   --------------   -------------

TOTAL CURRENT ASSETS                                                                                    2,535,621       6,140,310
      Property, plant and equipment, net (Notes 8 and 15)                                               3,900,481      21,118,354
      Investments (Note 10)                                                                               129,373          25,484
      Goodwill, net of accumulated amortization (Notes 3 and 9)                                           362,503       1,366,307
      Other non-current assets (Note 11)                                                                  193,625       1,169,935
                                                                                                   --------------   -------------

TOTAL ASSETS                                                                                       $    7,121,603   $  29,820,390
                                                                                                   ==============   =============

                                              - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities (Note 12)                                            $   2,022,083    $  5,764,682
      Current portion of long-term debt (Note 14)                                                       2,196,793       6,658,216
      Due to related parties (Note 13)                                                                    -             4,014,453
      Current portion of capital lease obligations (Note 15)                                              -                14,079
                                                                                                   --------------   -------------

TOTAL CURRENT LIABILITIES                                                                               4,218,876      16,451,430
      Long-term portion of long-term debt (Note 14)                                                       588,934       5,393,819
      Long-term portion of capital lease obligations (Note 15)                                            -                 7,778
      Other non-current liabilities (Notes 16 and 17)                                                   1,483,003       5,734,182
                                                                                                   --------------   -------------

TOTAL LIABILITIES                                                                                       6,290,813      27,587,209
                                                                                                   --------------   -------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (NOTE 18)                                                  -              641,536
                                                                                                   --------------   -------------

COMMITMENTS AND CONTINGENCIES (NOTES 15, 16, 17, 23 AND 26)

STOCKHOLDERS' EQUITY:

      Common stock $.01 par value, 40,000,000 shares authorized, 3,426,512 and
          2,226,830 shares issued and outstanding, respectively (Notes 21 and 22)                          34,265          22,268
      Currency translation adjustments                                                                    (66,058)       (473,522)
      Additional paid-in capital                                                                       83,028,242      81,426,239
      Accumulated deficit                                                                             (82,165,659)    (79,383,340)
                                                                                                   --------------   -------------
TOTAL STOCKHOLDERS' EQUITY                                                                                830,790       1,591,645
                                                                                                   --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $   7,121,603     $29,820,390
                                                                                                   ==============   =============




          See accompanying notes to consolidated financial statements.


                                            NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year ended       Year ended        Year ended
                                                                                  December 31,     December 31,      December 31,
                                                                                     1997             1996               1995
                                                                                --------------    -------------     -------------
OPERATING REVENUE (NOTE 24)                                                      $   2,369,724     $ 12,827,236      $ 14,285,536

COST OF OPERATIONS                                                                   1,322,862       10,241,138        10,508,172
                                                                                --------------    -------------     -------------

GROSS PROFIT                                                                         1,046,862        2,586,098         3,777,364

      Research and development expenses                                                -                -                 400,000
      Project development expenses                                                     390,167          705,641         4,361,325
      Selling, general and administrative expenses                                   2,688,889        6,356,467         7,002,291
      (Equity) loss of non-consolidated affiliates (Note 10)                           -                (77,542)        4,199,184
      Impairment charge (Note 3)                                                       -              6,359,004        24,431,410
                                                                                --------------    -------------     -------------

OPERATING LOSS                                                                      (2,032,194)     (10,757,472)      (36,616,846)
                                                                                --------------    -------------     -------------

OTHER INCOME (EXPENSE):
      Interest expense                                                                (797,834)      (6,517,582)       (2,442,540)
      Interest income                                                                   16,868          261,792           210,588
      Minority interests in consolidated subsidiaries (Note 18)                        -                209,100           283,665
      Other (Notes 4 and 16)                                                          (281,909)      (2,594,714)          (81,589)
                                                                                --------------    -------------     -------------

TOTAL OTHER (EXPENSE)                                                               (1,062,875)      (8,641,404)       (2,029,876)
                                                                                --------------    -------------     -------------

LOSS BEFORE TAXES                                                                   (3,095,069)     (19,398,876)      (38,646,722)
      Provision for income taxes (Note 19)                                              14,320           31,835            22,596
                                                                                --------------    -------------     -------------

LOSS FROM CONTINUING OPERATIONS                                                     (3,109,389)     (19,430,711)      (38,669,318)
                                                                                --------------    -------------     -------------

DISCONTINUED OPERATIONS:
      (Loss) income from discontinued operations (Note 4)                               73,740         (228,528)       (1,738,028)
      (Loss) income on disposal of discontinued operations (Note 4)                    253,330            -              (912,609)
                                                                                --------------    -------------     -------------

(LOSS) INCOME  FROM DISCONTINUED OPERATIONS                                            327,070         (228,528)      ( 2,650,637)
                                                                                --------------    -------------     -------------

NET LOSS                                                                            (2,782,319)     (19,659,239)      (41,319,955)
                                                                                --------------    -------------     -------------

      Series B preferred stock dividend (Note 20)                                      -                  -               227,282
      Series B preferred discount amortization (Note 20)                               -                  -               203,659
                                                                                --------------    -------------     -------------

NET (LOSS) ATTRIBUTABLE TO COMMON SHARES                                         $  (2,782,319)    $(19,659,239)     $(41,750,897)
                                                                                ==============     ============      ============

BASIC AND DILUTED (LOSS) PER COMMON SHARE:

      Net loss from continuing operations available to common stockholders              $(1.24)          $(8.73)          $(18.58)
      Income (loss) from discontinued operations                                          0.13            (0.10)            (1.26)
                                                                                       -------          -------         ---------
NET LOSS ATTRIBUTABLE TO COMMON SHARES                                                  $(1.11)          $(8.83)          $(19.84)
                                                                                        ======           ======           =======

AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                                    2,502,831        2,226,829         2,104,582
                                                                                     =========        =========         =========



          See accompanying notes to consolidated financial statements.


                                          THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              Common Stock                Preferred Stock         Currency
                                                           Number      Amount of       Number       Amount of    Translation
                                                        of Shares      Par Value     of Shares     Par Value     Adjustments
                                                      -----------     ----------     ---------    -----------    -----------

Balance, December 31, 1994                              1,738,264        $17,382     $   -           $ -         $   646,580
    Issuance of common stock                              488,566          4,886         -             -                -
    Issuance of common stock warrants                     -                 -            -             -                -
    Change in minority interest due to sale of
      subsidiary's stock                                  -                 -            -             -                -
    Dividends accrued on Series B preferred stock         -                 -            -             -                -
    Series B preferred stock discount amortization        -                 -            -             -                -
      shareholder dividend                                -                 -            -             -                -
    Currency translation adjustments on international
      subsidiaries consolidation                          -                 -            -             -             132,258
    Net loss                                              -                 -            -             -                -
                                                      -----------     ----------    ----------    -----------    -----------

Balance, December 31, 1995                              2,226,830         22,268         -             -             778,838
    Currency translation adjustments on international
      subsidiaries consolidation                          -                 -            -             -          (1,252,360)
    Issuance of common stock warrants                     -                 -            -             -                -
    Net loss                                              -                 -            -             -                -
                                                      -----------     ----------    ----------    -----------    -----------

Balance, December 31, 1996                              2,226,830         22,268         -             -            (473,522)
    Currency translation adjustments on international
      subsidiaries consolidation                          -                 -            -             -             407,464
    Issuance of common stock                            1,199,682         11,997         -             -                -
    Net loss                                              -                 -            -             -                -
                                                      -----------     ----------    ----------    -----------    -----------

BALANCE, DECEMBER 31, 1997                              3,426,512        $34,265    $    -        $    -         $   (66,058)
                                                      -----------     ----------    ----------    -----------    -----------
                                                      -----------     ----------    ----------    -----------    -----------

                                                                   Additional       Retained
                                                                    paid-in         Earnings
                                                                    Capital        (Deficit)        Total
                                                                  -----------     ------------    ------------
Balance, December 31, 1994                                        $63,815,104     $(18,113,260)   $ 46,365,806
    Issuance of common stock                                       14,049,320             -         14,054,206
    Issuance of common stock warrants                               2,039,625             -          2,039,625
    Change in minority interest due to sale of
      subsidiary's stock                                              245,855             -            245,855
    Dividends accrued on Series B preferred stock                        -            (227,282)       (227,282)
    Series B preferred stock discount amortization                   (203,659)            -           (203,659)
    Renewable Energy Ireland Limited minority
      shareholder dividend                                               -             (63,604)        (63,604)
    Currency translation adjustments on international
      subsidiaries consolidation                                         -                -            132,258
    Net loss                                                             -         (41,319,955)    (41,319,955)
                                                                  -----------     ------------    ------------

Balance, December 31, 1995                                         79,946,245      (59,724,101)     21,023,250
    Currency translation adjustments on international
      subsidiaries consolidation                                         -                -         (1,252,360)
    Issuance of common stock warrants                               1,479,994             -          1,479,994
    Net loss                                                             -         (19,659,239)    (19,659,239)
                                                                  -----------     ------------    ------------

Balance, December 31, 1996                                         81,426,239      (79,383,340)      1,591,645
    Currency translation adjustments on international
      subsidiaries consolidation                                         -                -            407,464
    Issuance of common stock                                        1,602,003             -          1,614,000
    Net loss                                                             -          (2,782,319)     (2,782,319)
                                                                  -----------     ------------    ------------

BALANCE, DECEMBER 31, 1997                                        $83,028,242     $(82,165,659)  $     830,790
                                                                  -----------     ------------    ------------
                                                                  -----------     ------------    ------------


          See accompanying notes to consolidated financial statements.



                                          THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS                                    Page 1 of 2
                                                -------------------------------------


                                                                                    Year ended       Year ended        Year ended
                                                                                   December 31,     December 31,      December 31,
                                                                                      1997              1996              1995
                                                                                   ------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) before discontinued operations                                      $(2,782,319)    $(19,659,239)     $(41,319,955)
    Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization                                                    737,420        3,632,309         3,980,408
      Amortization of goodwill                                                          10,000          183,002           216,013
      Amortization of Series B preferred stock offering costs                          -                -                 120,752
      Minority interest in net income of consolidated subsidiaries                     -                209,100          (283,665)
      Net (equity) loss in non-consolidated affiliates                                 -                (77,542)        4,199,184
      Amortization of debt discount                                                  1,396,232        1,970,415           152,972
      Amortization of debt issue costs                                                 311,878          668,201           -
      Loss on sale of assets, net                                                      396,462        1,002,748           -
      Loss (gain) on disposal of discontinued operations                              (253,330)         -                 912,609
      Impairment charges                                                               -              6,359,004        24,431,410
      Write-offs of deferred project costs and fixed assets                            -                -               3,800,000
    Change in assets and liabilities, net of effect of acquisitions/disposals:
      (Increase) decrease in accounts receivable                                       566,528         (209,100)         (780,819)
      (Increase) decrease in inventories                                               (90,898)          59,963          (860,972)
      Decrease in other current assets                                                 562,319          169,549            44,488
      Increase (decrease) in accounts payable and accrued liabilities               (3,792,742)       1,198,525           786,425
      Increase (decrease) in non-current liabilities                                    83,581          236,536          (925,793)
      Other                                                                            -                499,738           732,752
                                                                                   ------------    -------------     -------------
        NET CASH FLOWS (USED IN) OPERATING ACTIVITIES                               (2,854,869)      (4,215,815)       (4,794,191)
                                                                                   ------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sales of investments                                               5,733,067          -                 -
    Capital expenditures                                                               -                -              (6,834,530)
    Acquisition of subsidiaries, net of cash acquired                                  -                -              (2,120,764)
    Investments in and advances to affiliates                                         (103,889)      15,114,556        (4,823,645)
    Decrease in notes payable                                                          -                -                 188,416
    Deferred development expenditures                                                  -                    -          (3,088,786)
                                                                                   ------------    -------------     -------------
        NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                    5,629,178       15,114,556       (16,679,309)
                                                                                   ------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase in due to related parties                                                 -                -               1,056,304
    (Decrease) in due to related parties                                            (4,014,453)        (151,000)       (3,337,506)
    Increase in long-term debt                                                         -              1,915,255        20,669,190
    Deferred debt issue costs                                                          -                -                (980,079)
    Repayment of long-term debt                                                       (719,014)     (15,188,030)       (3,565,537)
    (Increase) in restricted cash                                                    1,737,656        2,292,447        (4,669,554)
    Proceeds from issuance of common stock                                             -                -               8,917,969
    Renewable Energy Ireland Limited minority dividend                                 -                -                 (63,604)
                                                                                   ------------    -------------     -------------
        NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                      (2,995,811)     (11,131,328)       18,027,183
                                                                                   ------------    -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                                -                -                 238,353


    Net change in cash and equivalents                                                (221,502)        (232,587)       (3,207,964)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            448,782          681,369         3,889,333
                                                                                   ------------    -------------     -------------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $      227,280   $      448,782     $     681,369
                                                                                   ------------    -------------     -------------
                                                                                   ------------    -------------     -------------



          See accompanying notes to consolidated financial statements.



                                          THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS                                    Page 2 of 2
                                                -------------------------------------


                                                                                   Year ended       Year ended        Year ended
                                                                                   December 31,     December 31,      December 31,
                                                                                      1997               1996              1995
                                                                                   ------------    -------------     -------------
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    Common stock issued for majority interest in Bellacorick                       $   -           $    -            $    637,500
    Common stock issued for Fujian I Hydroelectric Project                             -                -               4,498,742
    Common stock warrants issued                                                       -              1,479,994         2,039,625
    Change in minority interest due to sale of subsidiary's stock                      641,536          681,647           245,855
    Common stock issued for restructuring of long term debt                          1,350,000          -                 -
    Conversion of preferred stock to mortgage payable for Wolverine Power Corp.        -                -               3,615,370
    Common stock issued for payables                                                   252,003          -                 -
    Series B preferred stock dividend accrual                                          -                -                 227,282
    Series B preferred stock discount amortization                                     -                -                 203,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

      Interest expense                                                                $797,834       $3,914,424        $1,800,814
      Interest income                                                                   16,868          -                  30,936





























          See accompanying notes to consolidated financial statements.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is a global developer and producer of electricity generated from wind energy, solar energy and hydropower. The Company also develops, manufactures and markets electrical gathering systems powered by renewable resources and provides related services.

        (A)      BASIS OF PRESENTATION

                 The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

        (B)      PRINCIPLES OF CONSOLIDATION

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

        (C)      CASH AND CASH EQUIVALENTS

                 Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less (see Note 5).

        (D)      INVENTORIES

                 Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

        (E)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment are carried at cost. Depreciation is computed using accelerated methods for the Company's operations in the United Kingdom, and the straight-line method for all other property, plant and equipment, based upon the estimated useful lives of the assets. Significant renewals and betterments are capitalized. Maintenance and repair costs are expensed.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (F)      FACILITY DEVELOPMENT

                 The Company develops new power production facilities and acquires existing power production facilities for both operation and development. Accounting for costs incurred in the development phase is as follows:

                 New power production facilities. All costs (including financing, legal and other professional costs, development period interest on any financing, development period labor and supply costs, and development period operating costs) attributed to facilities developed by the Company are deferred, until the facility is completed and placed in productive service. At that time, deferred costs are amortized on a straight-line basis over the expected useful life of the facility, usually 25- 40 years.

                 Facilities acquired for operation. These facilities are substantially ready to be placed in productive service when acquired. The purchase price, along with other acquisition costs, including financing, legal and other professional fees are principally assigned to the facility and depreciated over the expected useful life of the facility. Any identified intangible recorded is amortized on a straight-line basis over a period consistent with the period used for the related facility depreciation, usually 10-40 years.

                 Facilities acquired for development. These facilities require substantial investment in equipment or infrastructure refurbishment before they can be placed in productive service. The initial acquisition cost, as well as subsequent development costs (including directly related and incremental financing, legal and other professional fees, development period interest on any financing, land rents and property taxes, and development period labor and supply costs) are deferred. Receipts for any power sales during the development period are recorded as an offset to development costs. After the facility is placed in service, any goodwill, representing the amount of the initial acquisition cost in excess of the fair value of assets along with all facility development costs, is amortized on a straight line basis over the expected useful life of the facility, usually 10-40 years.

                 Other project deferrals. The Company defers costs, including professional services and direct labor, incurred for site inspections, site permits and deposits related to specific project activities. During the development phase, these capitalized costs are included in other non-current assets (see
                 Note 11). When it is probable that future projects will not be completed or the cost may not be recovered, such costs are written-off.

        (G)      ACCOUNTING FOR LONG-LIVED ASSETS

                 In March of 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). This standard requires that the Company compare estimated expected future cash flows (undiscounted and without interest charges) identified with each asset, to the carrying amount of such asset, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For those assets to be disposed of whose estimated fair values are less than the carrying amount, an impairment would be recorded, based on the amount by which the carrying values exceed the estimated fair values less cost to sell.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (H)      GOODWILL

                 Goodwill is the difference between the purchase price and the fair value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over the periods benefitted, generally in the range of 10 to 40 years. On a periodic basis or whenever events or changes in circumstances warrant, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates, to determine whether the carrying value of goodwill has been impaired.

        (I)      REVENUE & SALES RECOGNITION

                 The Company records revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility. Revenue earned from the sale of manufactured products is recorded upon the shipment of the products or acceptance by the customer, depending on contract terms. Provisions for doubtful accounts are made when losses are anticipated.

                 Included within other non-current liabilities, are deferred revenues of $4.3 million at December 31, 1996, relating to certain grant proceeds, which are recognized as revenue over the life of the grant. (See Note 4 regarding Renewable Energy Ireland Limited).

        (J)      RESEARCH AND DEVELOPMENT

                 Expenditures for research and development costs are expensed as incurred.

        (K)      FOREIGN CURRENCY TRANSLATION

                 For foreign subsidiaries whose functional currency is the local currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders equity.

        (L)      INCOME TAXES

                 Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the asset and liability method of accounting for income taxes rather than the deferred method previously used under APB Opinion No. 11.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (M)      EARNINGS PER SHARE

                 In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the disclosure of basic and diluted earnings per share
                 (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares, outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. All prior year earnings per share have been restated in accordance with the provisions of SFAS 128 and did not have a material effect on historically disclosed earnings per share.

        (N)      CONCENTRATION OF CREDIT RISK:

                 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

                 The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of their bank to lower their risk.

                 The Company believes that concentration with regards to accounts receivable is limited due to its customer base being regulated public utilities.

        (O)      RECLASSIFICATIONS

                 Certain reclassifications have been made to prior year amounts to conform with the current year presentation. All references to share amounts have been adjusted to reflect the Company's 1 for 5 reverse stock split in November 1996.

NOTE   2   -     FILINGS WITH UNITED STATES SECURITY AND EXCHANGE COMMISSION
                 ("SEC"):

                 The Company did not file in a timely manner certain reports required by the Securities and Exchange Act of 1934, which could jeopardize its status as a public company.

NOTE   3   -     IMPAIRMENT CHARGE:

                 In 1997, the Company did not record any impairment charges. In 1996 and 1995, the Company recorded an impairment charge of $6.4 million and $24.4 million, respectively in accordance with the provisions of SFAS No. 121. The impairment charge was reflected as a reduction of the following financial statement captions for the applicable years:

                                                                                  1996               1995
                                                                           ----------------   -----------------
                 Property, plant and equipment, net                            $1.4 MILLION       $13.4 million
                 Goodwill, net                                                -                     4.1 million
                 Investments                                                    3.5 MILLION         5.9 million
                 Inventories and other non-current assets                       1.5 MILLION         1.0 million
                                                                             --------------     ---------------
                                                                               $6.4 MILLION       $24.4 million
                                                                             --------------     ---------------
                                                                             --------------     ---------------

                 Many of the above assets were sold during 1996 and 1997. The aggregate carrying value of assets held for sale as of December 31, 1997 and 1996 was approximately $0 and $3.6 million, respectively. In determining the amount of impairment charge for assets held for sale, the Company's policy is to compare the carrying value of its assets and investments to the estimated fair value. In circumstances where the Company's negotiations to sell assets and investments have not included correspondences with potential buyers in sufficient detail to indicate a market value, the Company used the projected future cash flows from these investments and assets. These projected cash flows have been discounted at rates commensurate with the risk of the respective investment, and generally range from rates of 16% to 21%. The Company has estimated the impairment charge based upon the best information available to management. It is at least reasonably possible that actual losses may be materially higher or lower than the amounts recognized.

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES:

                 Fujian

                 In May of 1995, the Company signed an agreement with China Chang Jiang Energy Corporation ("CCJEC") to acquire a 40% interest in Fujian Chang Ping Hydro Company, Ltd. ("Fujian"), a 39 MW hydroelectric project under development in The Fujian Province of China, for approximately $15 million. In August of 1995, the Company made payments totaling approximately $8.7 million representing an approximate 24% interest in Fujian. This consideration was comprised of approximately $4.2 million in cash and the remainder in common stock of New World Power Corporation (143,000 shares at the valuation date).

                 Subsequent to the Company's initial investment, concern arose as to whether adequate approvals had been obtained, under Chinese law, for the acceptance of New World Power Corporation shares as payment for the Company's interest in Fujian. Due to uncertainties involving, among other things, significant project construction delays and Fujian's lack of liquidity, the Company recorded an other than temporary decline at December 31, 1995, to adjust the carrying value of its investment to the estimated net realizable value of the Company's continued interest in Fujian. Continued delays in 1996 and lack of capital for the project resulted in the Company writing down its entire investment in Fujian to zero. The impact of this writedown is included as part of the impairment charge in the accompanying Consolidated Statement of Operations at December 31, 1996 and 1995 (see Notes 3 and 10). The Company continues to monitor its position in China.

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 Renewable Energy Ireland Limited

                 In February 1995 the Company, through its wholly-owned subsidiary, New World Power Company Limited, purchased approximately 87.5% of Renewable Energy Ireland Limited ("REIL"), the owner and operator of a 6.45 MW wind farm in Bellacorick, Ireland in exchange for $1.7 million in cash and 20,816 shares of the Company's common stock. The Company incurred approximately $400,000 in transaction costs relating to the acquisition of REIL consisting of legal and other professional fees. The acquisition has been accounted for under the purchase method. As of the acquisition date, REIL had total assets of approximately $9.4 million, and total liabilities of $7.5 million. Results of operations after the acquisition date are included in the 1995 consolidated Statement of Operations.

                 In April 1997, the Company signed an agreement and sold its investment in REIL to Bord Na Mona for approximately 1.6 million Irish pounds (approximately $2.7 million US) and recorded a loss of approximately $70,000 on the sale, which is included in the 1997 Consolidated Statement of Operations under the caption "Other Income (Expense)". In addition, the Company received a final dividend from its investment in REIL of approximately 84,000 Irish pounds (approximately $140,000 US) in March 1997. The net proceeds of the transaction, along with funds currently on hand at the Company, were used to pay off the remaining indebtedness due to related parties (see Note
                 13), including all accrued interest and fees.

                 Photocomm

                 On November 8, 1993, the Company acquired 3,412,221, or 29%, of the outstanding common shares of Photocomm. The Company also acquired options to purchase 4.1 million additional common shares and obtained rights of first refusal to purchase additional shares of Photocomm common stock from three of Photocomm's principal shareholders. The cost to the Company was 43,741 shares of its common stock and approximately $2.6 million in cash. As described below, some of the common shares and options were purchased from Photocomm and three of its principal shareholders, one of which is Westinghouse Electric Corporation ("Westinghouse"). Options to purchase approximately
                 2.6 million shares expired on December 31, 1995. The remaining options to purchase 1.5 million shares were exercisable at $3.00 per share and expired on December 31, 1996.

                 On August 30, 1994, the Company acquired an additional 1,800,000 shares of common stock of Photocomm and other Photocomm securities, principally from Westinghouse, in exchange for 99,027 shares of the Company's common stock. The Company immediately converted these other Photocomm securities into an aggregate of 360,226 shares of Photocomm common stock. The Company subsequently purchased an additional 40,000 shares of Photocomm common stock on the open market and purchased 600,000 shares pursuant to a partial option exercise. As a result of these transactions and after consideration of the short-term voting agreement pursuant to which Photocomm's Chief Executive Officer agreed to vote certain of his shares in the same manner as the Company votes its shares, the Company had control of over 51% of Photocomm's issued and outstanding common stock as of December 31, 1994. The Company recorded the above described transactions under the purchase method of accounting, and as a result of obtaining control, began consolidation of Photocomm into its financial statements.

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 On February 10, 1995, the Company purchased 400,000 additional shares of Photocomm common stock. However, at December 31, 1995, the Company owned 6,612,447 shares of Photocomm, representing only 48.8% of the issued and outstanding voting shares of Photocomm. The decrease in the Company's ownership percentage from December 31, 1994 results from various Photocomm equity transactions in which the Company did not participate. Additionally, the short-term voting agreement with Photocomm's Chief Executive Officer expired during 1995.

                 As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm is accounted for on the equity method, effective January 1, 1995. The summarized statement of operations information for Photocomm at December 31, 1995 is as follows (000's omitted):

                                                     Statement of Operations
                                                     -----------------------
                 Sales                                        $21,765
                 Net income                                       839
                 Net income applicable
                   to common shareholders                         689

                 On July 31, 1996, the Company entered into a letter of intent to sell its investment in Photocomm and on August 16, 1996, the Company signed a definitive agreement for the sale. In October 1996, the Company sold its investment in Photocomm for approximately $11.3 million. Proceeds from the sale were used to pay off a portion of the outstanding debt obligations (See
                 Note 14 for Long Term Debt). The Company recorded a loss of approximately $1.3 million on the sale of Photocomm, which is included in the Consolidated Statement of Operations under the caption "Other Income (Expense)".

                 Solartec

                 On August 30, 1994, the Company acquired 51% of the issued and outstanding capital stock of Solartec S.A. ("Solartec"). Solartec is a fabricator and distributor of photovoltaic products in Argentina. The Company purchased the Solartec stock in exchange for approximately $1.7 million in cash and 5,357 shares of the Company's common stock. The Company also has an option to purchase the remaining 49% of Solartec's issued and outstanding capital stock at a price equal to three times the tangible net worth per share of Solartec on December 31, 1996. In September 1996, the Company sold its investment in Solartec for $1.6 million and the proceeds from the sale were used to pay off a portion of the outstanding long-term debt obligations. (See Note 14 for Long Term Debt).

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 San Jacinto

                 On December 15, 1993, the Company purchased a 49.99% interest in the common stock of San Jacinto Company ("San Jacinto"). On the same date, the Company contributed 9,600 shares of New World Power Corporation common stock and on June 29, 1994, the Company contributed $274,945 in cash for its ownership interest. San Jacinto was formed for the purpose of acquiring the operating assets and liabilities of the Smith Wind Energy Company ("Smith") and six affiliated limited partnerships operated by Smith and Six Limited Partnerships known as Triad A, Triad B, Triad C, Triad D, Triad E, and Triad F Limited Partnerships ("Triad"). Smith and Triad operated a Wind Turbine Energy Park in North Palm Springs, California. The Company accounts for this investment under the equity method. The Company sold its interest in San Jacinto in 1997 for $87,500 and recorded a gain of approximately $62,000 in 1997 which is included in the 1997 Consolidated Statement of Operations under the caption "Other Income (Expense)".

                 Entec

                 In June 1993, the Company acquired 49% of the outstanding capital stock of Entec S.A. de C.V. ("Entec") for approximately $1.5 million. In October 1995, the Company contributed an additional $415,000 to purchase an additional 1% interest in Entec. The Company accounts for this investment under the equity method. Entec, located in Mexico, is engaged in project development and rural electrification. During 1995, Entec continued to experience significant financial hardships and as a result the Company wrote-down its remaining investment in Entec to zero.

                 Los Vaqueros

                 In June 1993, the Company purchased the assets of Los Vaqueros, an operating wind farm located in the state of California, for $380,000. The acquisition was accounted for by the Company under the purchase method. In August 1996, the Company sold its investment in Los Vaqueros for $125,000.

                 Makani Uwila

                 In March 1993, the Company acquired all of the outstanding capital stock of the Makani Uwila Power Corporation in exchange for 9,600 shares of the Company's common stock and $50,000. The acquisition has been accounted for under the purchase method (see Note 3). In January 1997, the Company was forced to abandon the windfarm as a result of foreclosure proceeding from the landlord. The Company wrote down its investment to zero at December 31, 1996 (see Note 28 for Subsequent Events).

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 New World Power Texas Renewable Energy Partnership

                 In October 1997, due to the inability to raise project financing, the Company and its joint venture partner DB Power Inc. entered into an agreement to sell its interests in the New World Texas Renewable Energy Partnership to York Research Corporation for $1,500,000. The proceeds under the sale were split 50/50 between the parties in the joint venture and were received in three installments after certain contingencies were resolved. The final payment under the sale agreement was received in 1998. The Company recorded a gain of approximately $300,000 from the sale of the partnership, which is included in the 1997 Consolidated Statement of Operations under the caption "Other Income (Expense)". All of the proceeds received by the Company were paid to the holders of the Subordinated Notes as agreed to under the restructured debt agreements with the Flemings Group (see Note 14 for Long Term Debt). (See Note 17 for other Commitments and Contingencies regarding Dominion Bridge).

                 Sale of Interest in Dona Julia

                 The Company, on behalf of a Costa Rican company in which it had a minority interest, was developing a hydroelectric facility in Heredia, Costa Rica. Due to financial difficulties, the Company entered into a letter of intent to sell its interest in the project for $1.4 million subject to a definitive stock purchase agreement. During the due diligence and the preparation of the definitive stock purchase agreement, the Company received approximately $400,000 which it recorded as an offset to its costs incurred on the development of the project. The purchaser subsequently informed the Company that due to significant concerns about the project which arose during the due diligence phase, it was not interested in proceeding with the closing of the transaction. In 1997, after significant negotiations, the companies agreed to enter into a sale agreement for the interest in Dona Julia for $75,000 payable upon the successful financing of the significantly downsized project. The Company received the $75,000 in 1997 and recorded a gain from the sale of approximately $25,000 which is included in the 1997 Consolidated Statement of Operations under the caption of "Other Income (Expense)".

                 Sale of Dyffryn Brodyn  and Four Burrows (UK Windfarms)

                 In February 1997, the Company sold its investments in two (Dyffryn Brodyn and Four Burrows) of its three windfarms in the United Kingdom to Renewable Energy Systems Limited (a company in the United Kingdom) for approximately 2.3 million pounds sterling (approximately $3.7 million US) and recorded a loss of approximately $580,000 on the sale, which is included in the 1997 Consolidated Statement of Operations under the caption "Other Income (Expense)". From the proceeds of the sale, the Company had to pay off the entire remaining indebtedness to Hambros Bank as the collateral position of Hambros Bank included a cross-collateral position between Four Burrows, Dyffryn Brodyn and Caton Moor. In February 1997, the Company paid 892,922 pounds sterling (approximately $1.4 million US) to a related party (see Note 13) as a partial repayment of its indebtedness and 892,922 pounds sterling (approximately $1.4 million US) as a partial repayment of Long Term Debt (See Note 14 for Long Term Debt).

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 DISCONTINUED OPERATIONS

                 New World Grid Power Company

                 During December 1995, the Company announced its intention to discontinue operations at the New World Grid Power Company ("NWGPC") due to adverse industry trends in the service segment of the wind power business. The NWGPC included all operations relating to the Company's Grid Power Services segment. NWGPC provided installation, operation, maintenance, repair and retrofit services to various companies in the wind power industry. The results of NWGPC are reported as discontinued operations in the accompanying Consolidated Financial Statements. During December 1995, the Company reached an agreement to sell most of the remaining assets of NWGPC for approximately $200,000. The Company recorded a $913,000 loss on the disposal of this segment in 1995. In early 1999, the Company sold its equity interest in NWGPC. (See Note 28 for Subsequent Events).

                 New World Power Vermont

                 During December 1997, the Company entered into an agreement with certain holders of the Company's long term debt and disposed of the operations of New World Power Vermont ("NWPV") in exchange for outstanding indebtedness. NWPV manufactured, assembled and installed renewable power generating systems. NWPV operations reflected the remaining operations relating to the Company's Wireless Power Sales segment. The Company recorded a $253,330 gain on the disposal of this segment in 1997. (See Note 28 for Subsequent Events regarding Northern Power Systems.)

NOTE   5   -     CASH RESTRICTED IN USE:

                 The United Kingdom and Ireland wind farms are required to accumulate cash in escrow accounts to pay the next principal and interest payments before cash flow from the wind farms is available for general corporate purposes. Restricted cash balances aggregating $2,377,107 were on deposit at December 31, 1996, for these purposes, and were included as part of the sale of the windfarms in 1997. Because this cash will be used to pay the current portion of debt and accrued interest the cash is reported as a current asset. In February 1997, the Company sold two of the three United Kingdom windfarms. A requirement of the sale from the bank was to retire all indebtedness due to a cross-collateralization that existed. In April 1997, the Company sold its investment in the Ireland windfarm and the cash balances held in escrow were included in the sale.

                 In addition, as a result of the restructuring of the Fleming indebtedness in December 1997, restricted cash at December 31, 1997 in the amount of $639,451 was restricted to making payments to the Convertible Subordinated Debt under the restructured loan agreement (See Note 14 for Long Term Debt).

NOTE   6   -     ACCOUNTS RECEIVABLE:

                 The components of accounts receivable as of December 31, 1997 and 1996 are as follows (000's omitted):

                                                                       1997             1996
                                                                    --------          --------
                 Due from customers                                 $    447            $2,501
                 Due from employees                                   -                      1
                 Due from others                                       1,125           -
                                                                    --------           -------
                                                                       1,572             2,502
                 Allowance for doubtful accounts                     -                      30
                                                                    --------           -------
                 Total                                                $1,572            $2,472
                                                                    ========           =======

NOTE   7   -     INVENTORIES:

                 Inventory consists of the following as of December 31, 1996 (000's omitted):

                                                                        1997             1996
                                                                     -------           -------
                 Raw materials                                       $  -                 $ 75
                 Work-in-process                                        -                    -
                 Finished goods                                         -                    -
                 Supplies                                               -                   48
                                                                     -------             -----
                                                                        -                  123
                 Less reserve for obsolescence                          -                   30
                                                                     -------             -----
                                                                     $  -                 $ 93
                                                                     =======              ====


NOTE   8   -     PROPERTY, PLANT AND EQUIPMENT:

                 Property, plant and equipment consists of the following as of December 31, 1997 and 1996 (000's omitted):

                                                                                                      Useful Life
                                                                         1997            1996            (Years)
                                                                      ----------      --------       -------------

                 Power generation facilities and equipment:
                   Hydroelectric                                          $3,204       $ 3,204             40
                 Wind:
                   Owned                                                   4,495        26,517             25
                   Leased                                                -                  82          10 to 20
                 Office furniture and equipment                                6         1,834           3 to 5
                 Land                                                        401           407
                                                                        --------    ----------
                   Total                                                   8,106        32,044
                 Less accumulated depreciation and amortization            4,206        10,926
                                                                        --------      --------
                                                                          $3,900       $21,118
                                                                        --------      --------
                                                                        --------      --------

NOTE   8   -     PROPERTY, PLANT AND EQUIPMENT (CONTINUED):

                 Depreciation and amortization expense, including amortization of assets held under capital leases, for the years ended December 31, 1997, 1996 and 1995 was $737,420, $3,632,309, and
                 $3,980,408, respectively.

                 Maintenance and repair expense for the years ended December 31, 1997, 1996 and 1995, was $166,661, $901,040, and $603,971,
                 respectively.

NOTE   9   -     GOODWILL:

                 Goodwill relates principally to the Company's Renewable Energy Ireland Limited (1996) and Wolverine (1997 and 1996) operations and consists of the following as of December 31, 1997 and 1996 (000's omitted) (see also Note 3 for Impairment Charge):

                                                                                         1997            1996
                                                                                         -----         --------
                 Subject to 40 yr. Straight-line amortization                             $402         $    402
                 Subject to 20 yr. Straight-line amortization                              -              1,167
                                                                                         -----         --------
                                                                                           402            1,569
                 Less accumulated amortization                                              39              203
                                                                                         -----         --------
                 Total                                                                    $363           $1,366
                                                                                          ====         ========


NOTE  10  -      INVESTMENTS:

                 The Company's investments in, and advances to, unconsolidated affiliates consists of the following as of December 31, 1997 and 1996 (000's omitted):

                                                                  Ownership %           1997               1996
                                                                  -----------        ---------             -----
                 Photocomm, Inc.                                      46%             $   -                $Sold
                 Fujian Hydro Project                                 12%                 -                  -
                 New World Entec S.A.                                 51%                 -                  -
                 Northern Power Systems (Note 14)                     11%                 129                -
                 San Jacinto Power Company                            50%                SOLD                 25
                                                                                         ----               ----
                                                                                         $129                $25
                                                                                         ====                ===

                 The equity (earnings) loss in unconsolidated affiliates is as follows (000's omitted):

                                                Year Ended              Year Ended               Year Ended
                                              DECEMBER 31, 1997       December 31, 1996       December 31, 1995
                                              -----------------       -----------------       -----------------

                 Photocomm Inc.                    $SOLD                $   (152)                $  (156)
                 New World Entec S.A.              -                        -                      4,331
                 San Jacinto Power Co.              SOLD                      75                      24
                 Fujian Hydro Project              -                        -                        -
                                               ---------                --------                 -------
                                               $   -                    $    (77)                $ 4,199
                                               =========                ========                 =======

                 During 1997, the Company did not have any impairment charges related to its equity investments. See Note 4 for significant business changes. In addition, see Note 14 for restructured debt agreements and the Company's equity investment in Northern Power Systems. In 1996 and 1995, the Company recorded impairment charges related to its equity investments (see Note 3 for Impairment Charges) as follows (000's omitted):

                                                                     1996 AMOUNT           1995 Amount
                                                                     -----------           -----------

                                Fujian Hydro Project                  $3,500                $5,342
                                San Jacinto Power Co.                  -                       646


NOTE  11  -      OTHER NON-CURRENT ASSETS:

                 At December 31, 1997 and 1996, other non-current assets consists of the following (000's omitted):

                                                                                 1997        1996
                                                                              -------    ---------
                 Deferred project costs                                          $194      $   785
                 Debt issue costs                                                -             312
                 Other                                                           -              73
                                                                              -------    ---------
                                                                                 $194       $1,170
                                                                              -------    ---------
                                                                              -------    ---------

NOTE  12  -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                 Accounts payable and accrued liabilities consist of the following as of December 31, 1997 and 1996 (000's omitted):

                                                                                1997         1996
                                                                              -------    ---------
                 Accounts payable                                              $1,221       $3,565
                 Accrued interest expense                                         140          776
                 Accrued warranty liabilities                                   -              102
                 Accrued liabilities                                               99          643
                 Other current liabilities                                        562          679
                                                                              -------     --------
                   Total                                                       $2,022       $5,765
                                                                               ======       ======

NOTE  13  -      DUE TO RELATED PARTIES:

                 Amounts due to related parties consist of the following at December 31, 1997 and 1996 (000's omitted):

                                                                                 1997        1996
                                                                              -------    ---------

                 Sundial International Fund Ltd. (a)                              $0        $3,434
                 Sundial International Fund Ltd. (b)                               -           580
                                                                                 ----     --------
                   Total                                                           $0       $4,014
                                                                                   ==       ======

                 (a) On December 1, 1995, Sundial International Fund Limited
                     ("Sundial"), a significant stockholder, exchanged its Class B Preferred Stock for a First Mortgage Note in the principal amount of $3,615,370 on the hydroelectric facilities of the Company's subsidiary, Wolverine Power Corp. ("Wolverine"), located in Michigan. The Company also pledged 200 shares of Wolverine Power Corp., constituting all of the issued and outstanding stock of Wolverine. The note is payable, together with accrued interest at the LIBOR rate plus two percentage points on December 31, 1997. Notwithstanding the foregoing, principal and interest shall be due and payable upon written request ("Request Date") by the holder in seven equal quarterly installments of principal, each equal to five percent of the principal balance and a final installment in the amount of the unpaid principal, payable on each three-month anniversary of the Request Date.

                 * The Company received the written request in accordance with the foregoing on December 1, 1995. Subsequent to December 31, 1995, the Company defaulted on this note and the loan was restructured. Significant terms of the restructuring are as follows:

                 First Mortgage on Wolverine Power Corporation

                 * The note was refinanced with principal payments rescheduled from seven quarterly payments commencing March 1, 1996 to four payments due December 1, 1996, March 1, 1997, June 1, 1997 and July 31, 1997.

                 *   Interest was reset to LIBOR plus 2%.

                 * An additional 500 shares of New World Power Company Ltd. common stock were pledged as collateral.

                 * Defaults under the old loan agreement were waived by the lender.

                 * The lender surrendered approximately 220,000 warrants to purchase common stock at exercise prices between $37.50 and $75.00 for 444,000 new warrants with an exercise price of $8.75.

NOTE  13  -      DUE TO RELATED PARTIES (CONTINUED):

                 Because of uncertainties surrounding the Company's ability to comply with all of the revised loan provisions, the entire balance has been classified as current at December 31, 1996. At December 31, 1996, the Company was in default on the above obligation, however, it had received an offer to purchase two of its windfarms in the United Kingdom. Half of the proceeds from that sale would be used to pay down the aforementioned outstanding indebtedness with the other half going to paying down the outstanding long term debt (See Note 4 for Significant Business Changes). In addition, the Company received an offer to sell, and sold in April 1997, its investment in Renewable Energy Ireland Limited ("REIL"). The proceeds from that sale were used to repay the remaining indebtedness due to Sundial International under this First Mortgage indebtedness. (See Note 4 for Significant Business Changes).

                 (b) On December 20, 1995, The New World Power Company Limited
                     ("NWPCL"), an English subsidiary of the Company, sold its 0% Senior Secured Note due March 31, 1996 in the original amount of $550,000 to Sundial (see Note 21). The note is secured by substantially all of the assets of Wolverine Power Corporation. The Company has also pledged 700,000 common stock shares of REIL, a subsidiary of NWPCL, as collateral. Subsequent to December 31, 1995, the due date of the Note was extended. Significant terms are as follows:

                 0% Senior Secured Note

                 * Face amount of the note was changed from $550,000 to $579,851.

                 * The maturity date was changed from March 31, 1996 to December 1, 1996.

                 * The Company pledged additional collateral of 700,000 shares of Renewable Energy Ireland Limited as security.

                 In April 1997, the Company closed an agreement to sell its investment in Renewable Energy Ireland Limited and the proceeds were used to pay off the remaining amounts due to Sundial International regarding this 0% Senior Secured Note. See Note 4 for Significant Business Changes.

NOTE  14  -      LONG-TERM DEBT:

                 Long-term debt consists of the following at December 31, 1997 and 1996 (000's omitted):

                                                                                             1997       1996
                                                                                          ---------  ----------
                 8% convertible subordinated notes of $15,750,000 due July 31,
                 2000, issued with warrants to purchase 157,500 common shares, net of unamortized debt discount of $ 1,396,232 at December 31,
                 1996. Effective interest rate 9.19%. Note is secured by, among other assets, the Company's investment in New World China, including the Fujian Hydroelectric Project and Photocomm (1996)
                 and a charge over shares (lien) of New

                 World Power Limited and Wolverine (1997).                                  $2,786     $  3,512

                 Notes payable due June 30, 1999, interest at LIBOR plus
                 1.75%, secured by assets of the Company's U.K. wind farms.                   -           6,546

                 Notes payable due November 30, 2002, interest at Dublin
                 Interbank Market plus 1.75%, secured by substantially all of
                 the assets of Renewable Energy Ireland, LTD.                                 -           1,468

                 Various notes payable due from 1996 to 1998, interest rates
                 of 8 - 10%.                                                                  -             526
                                                                                           -------   ----------
                     Total                                                                   2,786       12,052
                     Less current portion                                                    2,197        6,658
                                                                                           -------    ---------
                     Long-term portion                                                     $   589     $  5,394
                                                                                           =======     ========

                 The Company had defaulted on its 8% convertible subordinated notes in February 1996 and March 1996. The default in 1996 resulted in a significant restructuring of the indebtedness and the maturity date of the indebtedness. The more significant terms of these restructured agreements are as follows:

                 8% Secured Subordinated Notes Due July 31, 2000

                 * The maturity date was changed from July 31, 2000 to July 31, 1997 or sooner if sinking fund balance is sufficient to redeem notes.
                 * In addition to collateral in the Company's Photocomm shares and New World China investment, additional collateral was pledged as follows:

                    -    The Company's 51% share in Solartec

                    -    The Company's share in New World Power Texas Company

                    -    New World Power Company Limited's shares (50%)

                    - 477,000 shares of the Company's common stock (held in escrow)

NOTE  14  -      LONG-TERM DEBT (CONTINUED):

                 * Interest payments were restructured to include payments in the form of interest notes and warrants for the Company's common shares, as follows:

                     January 15, 1996    $60 of notes and 8 warrants per $1,000
                                          of outstanding subordinated notes


                     July 31, 1996       $70 of notes and 10 warrants per $1,000
                                         of outstanding subordinated notes or
                                         cash at an annual rate, at the
                                         Company's option

                     January 31, 1997    Cash at an 8% annual rate

                     July 31, 1997       Cash at an 8% annual rate

                     The warrants will have a five year expiration date from the date of issue and the exercise price will be $8.75, subject to certain anti-dilution provisions.

                 * The 8% secured subordinated notes are exchangeable into New Notes (as defined in the agreement). The New Notes are unsecured and mature on July 31, 2000 and are convertible into common shares at 65% to 75% of the common stock price, with a minimum conversion price of $3.75 and maximum price of $16.25. The New Notes are callable by the Company after the common stock closes above $35 for 20 days out of 30 trading days.

                 * The Company will raise $10 million of net proceeds from the sale of assets or securities by July 31, 1996. This was successfully completed with the sale of Photocomm in 1996, the proceeds going to repay a portion of this indebtedness.

                 * The Company will raise an additional $17 million of proceeds from the sale of assets or securities by November 30, 1996. The Company was not successful attaining this provision, however, the default was waived as a result of the sales of the two UK windfarms and the Irish windfarm. See Note 4 for Significant Business Changes.

                 * 100% of the proceeds from the sale of Photocomm shares, and the Company's Solartec subsidiary and the New World Power Texas Company must be placed in a sinking fund for the purpose of retiring the debt.

                 * 50% of the proceeds from the sale of the shares of the New World Power Company Limited must be placed in a sinking fund for purposes of retiring debt.

                 * The exercise price of warrants originally issued with the debt was reset to $8.75 per share.

                 The $3.3 million of original proceeds from the loan held in escrow will be released from escrow to the Company for purposes of paying corporate expenses until July 15, 1996. Thereafter, any amounts remaining in escrow will be held as collateral against the loan or may be released at the discretion of lender. All monies in the escrow account were released by July 31, 1996. The Company must comply with certain debt covenants under the restructured agreement, and due to uncertainties surrounding the Company's ability to comply with certain of these covenants during 1996, the entire balance has been classified as current. Additionally, various of the Company's long-term debt agreements contain numerous restrictive covenants including in addition to others, the inability to upstream to the Company revenue generated by the U.K. wind farms and others.

NOTE  14  -      LONG-TERM DEBT (CONTINUED):

                 Starting in July 1997, the Company was negotiating with the holders of the 8% Subordinated Convertible Notes, which had a maturity date under the above restructuring of July 31, 1997. In December 1997, the Company reached an agreement with the holders of the Subordinated Convertible notes regarding the restructuring/repayment of the indebtedness. The agreement consisted of two parts, one with the holders of approximately $625,000 of Notes including principal and interest. The second was with the holders of the balance of the debt obligation of approximately $4.3 million.

                 The first agreement involved the transferring of an 89% interest in the Company's wholly owned subsidiary, New World Power Vermont (subsequently changing its name to Northern Power Systems), to Arete Ventures (holders of a portion of the Subordinated Convertible Notes) in exchange for the elimination of the total outstanding obligations to that group of Subordinated Convertible Debt holders. In addition, the Company retained an 11% interest in the form of a Series A Redeemable preferred Stock in Northern Power Systems. The preferred stock consists of 129,643 shares with a $1.00 redemption value per share. See Note 28 for Subsequent Events.

                 The second agreement involved the restructuring and reduction of the remaining outstanding indebtedness to the Flemings group (holders of the remainder of the Subordinated Convertible Notes, "Flemings"). The Company agreed to amortize $1,935,000 of indebtedness before December 1998 in varying monthly installments of principal and interest as agreed by the parties. In addition, the Company agreed to amortize an additional $850,000 under a three year note beginning in January 1998 and continuing through December 2000. The monthly payment is $26,636 including principal and interest. The interest rate on the two new notes is fixed at 8% per annum. The first note was collaterallized by a first lien position of New World Power Texas Renewable Energy Partnership, a first lien position on Caton Moor (a UK subsidiary), and a first lien position on the Company's investment in China. The second note is collateralized by a first mortgage position on Wolverine (subject to a subordination to a new investor in New World up to $1.5 million). See Note 28 for Subsequent Events. The balance of the indebtedness at the restructure date of approximately $1,346,000 was eliminated as debt and converted by the Noteholders into New World Power common stock at a conversion price of $1.50 per share. Accordingly, the Company issued approximately 897,400 shares of common stock to the Noteholders. The entire amount of debt discount on the original notes was written off in 1997 as a result of the debt restructuring.

NOTE  14  -      LONG-TERM DEBT (CONTINUED):

                 Per the restructured agreement, the aggregate scheduled maturities and sinking fund requirements of long-term debt as of December 31, 1997 for each of the next three years, are as follows (000's omitted):

                                                             Amount
                       Year                             (000's omitted)

                       1998                                  $2,197
                       1999                                     281
                       2000                                     308
                                                            -------
                       Total                                 $2,786
                                                            =======

NOTE  15  -      LEASES:

                 Capital Lease Obligations

                 The Company was obligated under capital leases related to wind turbines and other wind power generation and transmission equipment. These leases were included as part of the exchange of New World Power Vermont in December 1997. (See Note 14 for Long term debt restructuring/repayments).

                 Operating Leases

                 The Company's wind power generation facilities are located on land that was leased by the Company under various non-cancelable operating lease agreements. Such leases generally contained provisions that allowed the landowners to terminate the leases for failure to pay due to lack of revenues produced. The land leases were terminated during 1997. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $0, $237,365 and $529,147, respectively.
                 See Note 28 for Subsequent Events.

NOTE  16  -      LITIGATION:

                 Dwight Kuhns et al

                 On November 12, 1996, Dwight Kuhns, former Chief Operating Officer of the Company and a former member of the Company's Board of Directors, commenced an action against the Company in the Superior Court, Alameda County, California alleging among other things the Company's failure to pay amounts due to Mr. Kuhns under his consulting agreement entered into at the start of January 1996. That agreement provided for a stated monthly fee and additional incentive fees for assisting in the restructuring/asset sales of the Company. The Company hired counsel to represent it in the Courts of California. This litigation was settled in January 1999. The Company recorded a liability for the settlement of $650,000 which is included in Other non-current Liabilities in the 1996 and 1997 Consolidated Balance Sheets and included in Other Expenses in the 1996 Consolidated Statement of Operations (see Note 28 for Subsequent Events).

                 Energy Unlimited

                 The Company has brought an arbitration proceeding against Energy Unlimited, Inc. and its affiliates seeking damages for breach of a settlement agreement entered into in 1993. The respondents have asserted claims for rescission of the settlement agreement and breach of contract. The Company intends to pursue vigorously its claims in the arbitration proceeding and believes that the defendants' claims and defenses lack substantial merit. On February 29, 1996, the Company entered into a Settlement and Asset Purchase Agreement with Energy Unlimited, Inc. and its affiliates. In connection with this agreement, the Company received $350,000 representing the purchase price of certain wind turbines as full and final settlement of all claims asserted in the arbitration.

NOTE  17  -      OTHER COMMITMENTS AND CONTINGENCIES:

                 Wolverine License Applications

                 The Federal Power Act requires that all hydroelectric facilities operating on navigable streams obtain a license from the Federal Energy Regulatory Commission ("FERC"). The Company's applications for licenses for its Michigan hydroelectric facilities have been accepted and are pending final action. In connection with the licensing process, the Michigan Department of Natural Resources ("MDNR") recommended that the Company be required to modify its existing method of operation to the run-of-the-river method. Although it is not possible to predict what conditions will be imposed by the FERC, the Company believes that the FERC will require a change in the method of operation within the next three to five years so as to release a minimum daily flow of water. If the FERC were to require a change to the run-of-the-river method of operation, it would adversely affect the Company's power production from these facilities and materially reduce power production revenue unless the Company retrofits these facilities. Minimum flow operation would not affect power production at the three upstream facilities but would reduce peak-period energy capacity and revenue at the downstream facility unless the Company retrofitted the facility for minimum flow operation. Retrofitting the downstream facility for minimum flow operation would cost approximately $300,000 and take approximately one year to complete. See Note 28 for Subsequent Events.

                 Performance Bond

                 In connection with the Company's proposal to construct a hydroelectric facility at Anderson Falls, Argentina, the Company was required to post a $1 million performance bond. The Company was unable to complete the project financing primarily due to the local utility credit downgrading and as a result the construction of this facility was halted. The Company faces the risk that this bond may be called. Management is currently seeking a buyer for this development project who would assume the Company's obligations under the performance bond. The Company has recorded a reserve for its estimated exposure with respect to this project. See Note 28 for Subsequent Events.

NOTE  17  -      OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):

                 Capital Expenditures

                 Under the power purchase contract with Consumers Power Company ("Consumers"), which expires in 2023,the Company is required to sell all the power generated from a specified capacity to Consumers. The agreement provides for revision of prices every ten years. In 1996, the Company failed to reach an agreement with Consumers regarding new prices and as a result the already existing prices continue unchanged. However, the Company and Consumers have now a right to request the price renegotiation each year.

                 In addition, as of December 31, 1995 the Company failed to meet certain minimum capital expenditure commitments stipulated in the agreement with Consumers. The under expenditure of $385,000 at December 31, 1995 is disputed by the Company.

                 Agreements with Dominion Bridge

                 In August 1996, the Company terminated their existing interim services agreement with Glass & Associates and entered into a new interim services agreement with Dominion Bridge. Under the interim services agreement, Dominion Bridge would provide an interim Chief Executive Officer as well as a consultant to the Company. The compensation under the agreement would be $40,000 per month payable in a combination of cash and common stock of the Company. At the same time, the Company entered into a joint venture agreement with Dominion Bridge to further develop the projects currently in development in August 1996. Due to various reasons, the two companies only pursued the New World Texas Renewable Energy project. The New World Texas Renewable Energy project was sold in December 1997. See Note 28 for Subsequent Events.

                 Employment Agreement

                 Mr. John D. Kuhns was employed as Chief Executive Officer of the Company and Chairman of the Board. During 1996, Mr. Kuhns services as CEO were terminated and in October 1996, Mr. Kuhns did not seek re-election as Chairman of the Board. In accordance with the terms of his employment agreement and its various amendments, Mr. Kuhns agreed to accept in lieu of any severance benefit or any other unpaid compensation due upon termination, the leasehold improvements to certain property. Accordingly, the property with improvements was distributed to Mr. Kuhns at its net book value (approximately $1.5 million) in October 1996.

NOTE  18  -      MINORITY INTERESTS:

                 The minority interest in consolidated subsidiary companies is as follows (000's omitted):

                                                                                             Minority Share
                                                          Minority          December 31,       of 1997 Net
                                                         Interest %           1997           Income (Loss)
                                                         ----------        ------------      ---------------
                     REIL                                  12 1/2%             Sold              $  -
                                                                               ----              -------
                          Total                                                $ -               $  -
                                                                               ====              =======


                                                                                             Minority Share
                                                          Minority          December 31,       of 1996 Net
                                                         Interest %            1996           Income (Loss)
                                                         ----------        ------------      ---------------
                     REIL                                  12 1/2%              $642             $    7
                     Solartec S.A.                             49%              Sold                202
                                                                                ----               ----
                          Total                                                 $642               $209
                                                                                ====               ====


NOTE  19  -      INCOME TAXES:

                 As discussed in Note 1, the Company adopted FAS 109 as of October 1, 1993.

                 Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                                     Current          Deferred        Total
                                                                     -------          --------        -----
                 YEAR ENDED DECEMBER 31, 1997:

                     U.S. FEDERAL                                   $    -           $   -             $   -
                     STATE AND LOCAL                                  (1,500)            -               (1,500)
                     FOREIGN                                          15,820             -               15,820
                                                                    --------         ---------         --------
                                                                     $14,320         $   -              $14,320
                                                                     =======         =========         ========
                 Year Ended December 31, 1996:

                     U.S. federal                                   $    -           $  -              $   -
                     State and local                                  (1,500)           -                (1,500)
                     Foreign                                          33,335            -                33,335
                                                                    --------         ---------         --------
                                                                     $31,835         $  -               $31,835
                                                                     =======         =========         ========
                 Year Ended December 31, 1995:

                     U.S. federal                                   $   -            $  -              $   -
                     State and local                                  (1,315)           -                (1,315)
                     Foreign                                          23,911            -                23,911
                                                                    --------         ---------         --------
                                                                     $22,596         $  -               $22,596
                                                                    ========         =========         ========

NOTE  19  -      INCOME TAXES (CONTINUED):

                 Differences between the effective income tax rate and the statutory U.S. federal income tax rate for the year ended December 31, 1997, 1996 and 1995 are as follows:

                                                                        1997            1996            1995
                                                                      PERCENTAGE      Percentage     Percentage
                                                                   -------------     -----------     ----------
                 Statutory U.S. Federal Income Tax benefit                (34.0%)         (34.0%)        (34.0%)
                 Loss without benefit                                      31.6%           33.1%          31.9%
                 Temporary difference without benefit                       2.4%             .9%           2.0%
                 Other                                                   -                -                 .1%
                                                                   -------------     -----------     ----------
                                                                         -                -              -
                                                                   =============     ===========     ==========

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

                 The Company and subsidiaries have previously incurred net operating losses for financial reporting purposes, some of which may be available as carryforwards to offset future taxable income. The tax effects of temporary differences and carryforwards which give rise to future income tax benefits and payables at December 31, 1997 are as follows:

                 Non-current assets:
                     Net operating loss carryforwards             $14,779,956
                     Loss on impairment                                -
                     Tax credit carryforwards                         595,000
                     Discontinued operations                           -
                     Other                                             -
                     Valuation allowance                          (14,807,141)
                                                                  -----------
                          Net non-current asset                       567,815
                                                                  -----------
                 Non-current liabilities:

                     Depreciation                                     567,815
                                                                  -----------
                          Net non-current liabilities                 567,815
                                                                  -----------

                 Net deferred tax                                 $    -
                                                                  ===========

                 The tax credit carryforwards of $595,000 expire by 2002. At December 31, 1997 the Company has net operating loss carryforwards of approximately $46,500,000 which expire at various dates through 2017.

                 A full valuation allowance has been recorded against the deferred taxes as realization is considered not more likely than not as of December 31, 1997 and 1996.

NOTE  19  -      INCOME TAXES (CONTINUED):

                 Due in part to the transactions described in Note 4, where stock of the Company was transferred, ownership changes have occurred which will result in a limitation on the utilization of net operating losses under Section 382 and 383 of the Internal Revenue Code. These Sections provide that any future realization will be subject to annual limitations based on the value of the Company at the time an ownership change occurred. In addition, $2,296,398 of the federal net operating loss carryforward relates to losses of Northern Power Systems Inc. which was acquired in 1993. These acquired losses can only be utilized to offset future income of Northern Power Systems. The federal net operating loss carryforward may further be subject to limitation based upon the consolidated tax return loss disallowance rules which provide that any loss incurred with respect to the sale or worthlessness of stock of a subsidiary may be limited or disallowed.

NOTE  20  -      SERIES B PREFERRED STOCK:

                 On December 31, 1992, the Company issued and sold 375,000 shares of the Company's Series B Cumulative Redeemable Exchangeable Preferred Stock and warrants to purchase 75,000 shares of the Company's common stock. The warrants entitle the holder to purchase common stock for $40.00 per share (subject to anti-dilution adjustment) until December 31, 1997. The Series B Preferred Stock is exchangeable after January 1, 1996 into Wolverine's First Mortgage Notes (at a rate of $8.00 in principal amount for each share exchanged plus accrued dividends), and is exchangeable prior to that date only in the event of a material adverse change in the business or financial condition of the Company or Wolverine. The Series B Preferred Stock is redeemable by the Company at $8.00 per share, plus accrued dividends, after January 1, 1996. Dividends on the Series B Preferred Stock are cumulations at the annual rate of 6.5% and payable through the issuance of units (one unit for each $8.00 in accrued but unpaid dividends). On December 1, 1995, the holder of the Series B Preferred Stock exercised its option to exchange the Series B Preferred Stock for a Wolverine First Mortgage Note in the amount of $3,615,370, with interest at the LIBOR plus 2% points and 15,384 warrants, expiring on December 31, 1997 to purchase common stock at an exercise price of $40.00 per share.

NOTE  21  -      CAPITAL STOCK:

                 Common Stock

                 At the annual meeting of the stockholders on October 21, 1996, a reverse stock split of 1 for 5 was approved. The date of record for the reverse split was November 4, 1996.

                 At the annual meeting of stockholders held on June 22, 1995, the shareholders approved an increase of authorized shares from 20,000,000 to 40,000,000.

NOTE  21  -      CAPITAL STOCK (CONTINUED):

                 In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse, jointly to develop, market, construct and own renewable power projects, such as utility-scale wind farms, off-grid generating systems and wireless photovoltaic systems. Under the agreement, the Company and Westinghouse will jointly market the Company's renewable power projects and products and Westinghouse will have the option to participate with the Company in renewable power projects. In consideration of Westinghouse's obligations under the agreement, the Company agreed to issue to Westinghouse up to 91,954 shares of the Company's common stock, in installments, over a four-year period (of which 18,701 shares were issued in 1994) and Incentive Warrants which will enable Westinghouse to purchase up to 163,956 shares of the Company's common stock, based upon certain operating revenue targets for the Company. At December 31, 1995, management was uncertain as to the future benefits to be derived from this business alliance. As a result, previously recorded goodwill of approximately $800,000 was written-off and included within the 1995 impairment charge.

                 In February 1995, The New World Power Company Limited, a wholly owned subsidiary of the Company, acquired 87.5% of REIL, the owner and operator of a 6.45 MW wind farm in Bellacorick, Ireland, in exchange for $1,700,000 and 20,816 shares of the Company's common stock valued at $637,500.

                 In February 1995, the Company sold 1,500,000 units, at $6.00 per unit, plus the surrender of prior warrants to purchase a one-fifth share of common stock at an initial exercise price of $75.00 per share expiring November 8, 1998 in an offshore offering pursuant to Regulation S under the Securities Act of 1933. Each unit consists of one-fifth share of common stock and two warrants, each to purchase one share of common stock at an initial exercise price of $37.50 expiring January 14, 2000. The Company has the right to redeem the warrants at $.01 per warrant upon not less than 30 days notice, if the closing price of the common stock for the twenty consecutive trading days immediately preceding the date of such notice equals or exceeds $15.00. The Company received approximately $8.2 million in net proceeds after deducting fees for the placement agent of approximately $0.8 million and legal fees and other expenses of approximately $80,000. The placement agent also received warrants to purchase 30,000 units at an initial exercise price of $36.00 per unit expiring January 14, 2000 as part of the placement agent fee. The placement agent subsequently purchased 24,000 units for $720,000 from the Company.

                 On August 15, 1995, in connection with its investment in the Fujian Chang Ping Hydro Company, Ltd., the Company issued 143,000 shares of common stock (See Note 4 for Significant Business Changes).

                 At December 31, 1997 and December 31, 1996, the Company had outstanding warrants of 1,643,846 and 1,754,231, respectively, of which 163,956 were not exercisable at both dates. The outstanding warrants' exercise prices range from $8.75 to $75.00 at both dates.

NOTE  22  -      STOCK OPTION PLAN:

                 The Company continues to account for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above market value. Had compensation expense for the Company's stock-based compensations plan been determined based on fair value at the grant date for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced. However, the proforma effects of applying SFAS 123 are not are not material and are not indicative of future amounts because this statement does not apply to awards granted prior to fiscal year 1996. Additional stock option awards are anticipated in future years.

                 In May 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan") pursuant to which it may issue awards and options to purchase up to 100,000 shares of common stock to its employees, directors and consultants. On January 31, 1995, the Plan was amended, increasing the number of shares authorized for options under the Plan to 400,000 shares. The 1993 Stock Incentive Plan replaced the Company's 1989 Stock Incentive Plan, except as to options for 116,813 shares which were then outstanding under the 1989 Plan. Options to purchase Common Stock at December 31, 1997, 1996 and 1995 are shown below.

                                                                              1997         1996         1995
                                                                           ----------    ---------    ---------
                 Options outstanding, beginning of year                         -          407,217      115,684
                 Forfeitures during the year                                    -          407,217      -
                 Granted during the year                                        -          -            291,533
                                                                           ----------    ---------     --------
                 Outstanding, end of year                                       -          -            407,217
                                                                           ----------    ---------     --------
                     (at prices ranging from $3.00 to $12.00)
                 Eligible for exercise, end of year                             -          -            122,721
                                                                           ----------    ---------     --------
                                                                           ----------    ---------     --------


NOTE  23  -      RELATED PARTY TRANSACTIONS:

                 In addition to the related party transactions described in Note 13, the Company had the following related party transactions:

                 In fiscal 1989, Arcadian and Wolverine entered into management agreements with a corporation controlled by a major stockholder and principal officer of the Company to provide certain management services. The Company and its subsidiaries incurred management fees under these agreements of $476,000 during the year ended December 31, 1995. The management contract was terminated in August 1995. There were no management fees during 1997 and 1996 since the management contract was terminated in August 1995.

                 In May 1995, the Company entered into a ten year lease agreement with the same stockholder for it's new corporate headquarters. The lease requires annual payments of $42,000 with annual increases based on the Consumer Price Index. In 1995, the Company satisfied the annual rent payment, for the new corporate headquarters, through the forgiveness of a receivable from the same major stockholder and principal officer. Lease payments of $12,000 and $14,400 were made for the years ended December 31, 1996 and 1995. The lease was terminated on November 15, 1996.

NOTE  23  -      RELATED PARTY TRANSACTIONS (CONTINUED):

                 A company controlled by another major stockholder and director of the Company acted as placement agent in the offshore offerings completed by the Company in May 1993, November 1993, March 1994, August 1994 and February 1995 (see Note 21). The Company paid the placement agent fees totaling $4,236,000 in connection with these offerings. In connection with the May 1993 offering, the placement agent received warrants to purchase 17,000 shares (85,000 shares before reverse split) of common stock at an initial exercise price of $54.00 ($10.80 before reverse split) per share expiring May 24, 1998. In connection with the November 1993 offering, the placement agent received warrants to purchase 64,000 units at an initial exercise price of $12.00 per unit expiring November 8, 1998. In connection with the March 1994 offering, the placement agent received warrants to purchase 150,000 units at an initial exercise price of $13.80 per unit expiring March 3, 1999. In connection with the August 1994 offering, the placement agent received warrants to purchase 115,000 units at an initial exercise price of $13.20 per unit expiring August 30, 1999. In connection with the February 1995 offering, the placement agent received warrants to purchase up to 150,000 units at $7.20 per unit expiring January 14, 2000. The placement agent fee related to this offering was paid by the Company through the issuance of 24,000 shares (120,000 shares before reverse split) of common stock. In addition, during 1994 the Company paid the placement agent a $61,116 fee in connection with the placement of the $2.2 million promissory note (see Note 13). Further, during 1995, the placement agent purchased $2,622,000 of the 8% convertible subordinated notes. Subsequent to December 31, 1995, the Company entered into consulting agreements with certain stockholders to perform services in connection with the Company's restructuring plans. All such consulting agreements were terminated in 1996.

                 In fiscal 1993, the Company contracted with a construction company owned by the same stockholder for leasehold improvements to the Company's new corporate headquarters. Through fiscal 1995, $1,515,532 of construction payments were made under this agreement.

                 Subsequent to December 31, 1995, the Company entered into consulting agreements with certain stockholders to perform services in connection with the Company's restructuring plans. All such consulting agreements were terminated in 1996.

NOTE  24  -      SEGMENT INFORMATION:

                 The Company's operations are classified into three segments: grid power production, wireless power sales and other products and services. Facilities within the grid power production segment sell electricity generated by wind farms and hydroelectric plants to customers under long-term power sales contracts. Operations within the wireless power segment include the manufacture, assembly and installation of renewable power generating systems, which was discontinued during 1997 (Note
                 4). The other products and services segment designs, develops, manufactures and installs wind turbines, and are included within corporate, eliminations and others.

NOTE  24  -      SEGMENT INFORMATION (CONTINUED):

                 The following table shows assets and other financial information by segment and geographical area for the years ended December 31, 1997, 1996 and 1995, (000's omitted).

                                                                         Year Ended       Year Ended        Year Ended
                                                                         December 31,     December 31,      December 31,
                                                                            1997             1996               1995
                                                                      -------------       ----------       -------------
                 Operating Revenue:
                    Grid Power Production                                   $ 2,370         $  8,033          $  7,735
                   Wireless Power Sales                                        -               3,554             6,560
                   Corporate, eliminations and others                          -               1,240                (9)
                                                                            -------         --------          --------
                 TOTAL OPERATING REVENUE                                    $ 2,370         $ 12,827           $14,286
                                                                            =======         ========          ========

                 Operating (Loss) Profit:
                   Grid Power Production                                    $ 1,047         $ (3,248)         $(26,562)
                   Wireless Power Sales                                        -                (108)             (316)
                   Corporate, eliminations and others                        (3,079)          (7,401)           (9,739)
                                                                            -------         --------          --------
                 TOTAL OPERATING PROFIT (LOSS)                              $(2,032)        $(10,757)         $(36,617)
                                                                            =======         ========          ========

                 Assets at December 31:
                   Grid Power Production                                    $ 5,023        $  27,431           $31,791
                   Wireless Power Sales                                        -                -               17,840
                   Corporate, eliminations and others                         2,099            2,389            15,765
                                                                            -------         --------          --------
                 CONSOLIDATED ASSETS                                        $ 7,122         $ 29,820           $65,396
                                                                            =======         ========          ========

                 Capital Expenditures:
                   Grid Power Production                                    $  -            $   -             $  5,281
                   Wireless Power Sales                                        -                -                  161
                   Corporate, eliminations and others                          -                -                1,392
                                                                            -------         --------          --------
                 CONSOLIDATED CAPITAL EXPENDITURES                          $  -            $   -             $  6,834
                                                                            =======         ========          ========

                 Depreciation and Amortization:
                   Grid Power Production                                    $   737         $  3,428          $  3,434
                   Wireless Power Sales                                        -                  73                18
                   Corporate, eliminations and others                          -                 131               528
                                                                            -------         --------          --------
                 CONSOLIDATED DEPRECIATION AND
                   AMORTIZATION EXPENSE                                     $    737        $  3,632          $  3,980
                                                                            =======         ========          ========

                 Impairment Charge:
                   Grid Power Production                                    $  -            $  1,400           $20,905
                   Wireless Power Sales                                        -                -                2,277
                   Corporate, eliminations and others                          -               4,959             1,249
                                                                            -------         --------          --------
                 CONSOLIDATED IMPAIRMENT CHARGE                             $  -            $  6,359           $24,431
                                                                            =======         ========          ========

                 Geographic Revenue:
                   North America                                            $ 1,204         $  2,041          $  3,146
                   Central and South America                                   -               4,840             5,831
                   Europe                                                     1,166            5,946             5,309
                                                                            -------         --------          --------
                 REVENUE CONSOLIDATED GEOGRAPHIC                            $ 2,370         $ 12,827           $14,286
                                                                            =======         ========          ========

                 Geographic Assets:
                   North America                                             $4,608         $  5,187          $ 29,192
                   Central and South America                                   -                -                7,383
                   Europe                                                     2,514           24,633            25,321
                   Asia                                                        -                -                3,500
                                                                            -------         --------          --------
                 CONSOLIDATED GEOGRAPHIC ASSETS                              $7,122         $ 29,820          $ 65,396
                                                                            =======         ========          ========

                 In 1997, 1996 and 1995 no customer accounted for more than 10% of total revenues.

NOTE  25  -      FINANCIAL INSTRUMENTS:

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

                                                        1997
                                           ----------------------------------
                                             Carrying          Estimate Fair
                                              Amount               Value
                                           ------------        --------------
                                                  (000's omitted)

Assets:
    Cash and cash equivalents                 $227                 $227
    Cash restricted in use                     639                  639


                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                  Cash and Cash Equivalents, Cash Restricted in use and Notes Receivable - The carrying amount is a reasonable estimate of fair value.

                  Debt Due to Related Parties and Long-Term Debt - It was not practicable to estimate the fair value of these financial instruments for 1997 (see Note 13 and 14 for debt term).

                  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

NOTE  26  -       CONCENTRATIONS OF RISK:

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

NOTE  27  -      CHANGE IN FISCAL YEAR:

                 The Company changed its fiscal year end from September to a calendar year end in 1994.

NOTE  28  -      SUBSEQUENT EVENTS:

        (A)      KENETECH LITIGATION

                 In light of the equipment supplier dispute, the Company elected to use other equipment in the New World Texas Renewable Energy Project. The Company prepared and obtained all the necessary approvals to change the equipment on the project. Prior to construction, the project was sold to York Research Corporation. The Company has no further liabilities or claims under this litigation.

        (B)      CONSUMERS POWER COMPANY POWER PURCHASE CONTRACT

                 The rates under this power purchase contract were subject to negotiation on December 31, 1995. The Company has abandoned its attempts to renegotiate its contract with Consumers Power Company and as a result, its contract is continued on a year to year basis under the conditions of the original contract.

        (C)      REDEMPTION OF PREFERRED STOCK OF NORTHERN POWER SYSTEMS

                 In December 1997, the Company reached an agreement with the holders of the Subordinated Convertible Notes whereby New World retained an 11% interest in the form of a Series A Redeemable Preferred Stock in Northern Power Systems (formerly New World Power Vermont). The preferred stock consists of 129,643 shares. On February 25, 1999, the Board of Directors of Northern Power Systems elected to redeem all of the 129,643 shares of Series A Convertible Preferred Stock at the redemption price of $1.00 per share. The Redemption date was fixed at March 22, 1999. The Company elected to not convert its Series A Preferred Stock into common stock and accordingly received $129,643 in March 1999.

        (D)      DEBT REPAYMENT

                 The Company fully extinguished the indebtedness due to the Subordinated Convertible Notes (see Note 14) under the restructured first note by December 1998 and the balance remaining on the restructured second note as of March 31, 1999 is approximately $520,000 (see Note 14 for Long- Term Debt.) Accordingly, the holders of the long term debt are in the process of releasing their lien on Caton Moor.

        (E)      INVESTMENT BY SYNEX INTERNATIONAL

                 In July 1998, the Company closed a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex International, Inc. (TSE:SXI). Synex will provide up to $1,000,000 to the Company in the form of a convertible debenture. The debenture provides for the conversion into the Company's stock at $1.00 per share and the interest rate is 10.3% per annum. In addition, the investment provided Synex with warrants to purchase up to 500,000 shares of the Company's common stock at $1.25 per share. The debenture is secured by a first mortgage position on Wolverine. As of March 1999, the Company has received approximately $500,000 from Synex under this lending facility. The investment also provides for a strategic alliance with Synex and a Participation Agreement, which would enable the Company to procure resources for project assessment at rates detailed in the agreement.

NOTE  28  -      SUBSEQUENT EVENTS (CONTINUED):

        (F)      TERMINATION OF DOMINION BRIDGE AGREEMENT

                 In April 1998, the Company terminated its interim management contract with Dominion Bridge as well as all other agreements and associations between the two companies. No additional compensation was given to terminate those agreements.

        (G)      SETTLEMENT OF LITIGATION

                 During 1998, Dwight Kuhns et al ("plaintiff") was granted a judgement against the Company including penalties in the total amount of approximately $1.9 million. In December 1998, the Company and plaintiff entered into negotiations on which to settle his judgement and avoid bankruptcy for the Company. In January 1999, the Company and plaintiff reached a settlement which provided for Mr. Kuhns to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company has made both of those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum. Under that promissory note, the Company is required to make a $30,000 payment April 1, 1999, a $60,000 payment on July 1, 1999, a $60,000 payment on October 1, 1999 and the remaining principal and interest on December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest at 7.5% per annum, secured by a third position on Wolverine. Payments under this mortgage note are to be made in six equal installments due on June 30 and December 31 of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to Mr. Kuhns and a warrant to purchase 75,000 shares of the Company's common stock at $2 per share.

                 In November 1998, the Company filed suit in California against the legal firm that represented it in the Kuhns litigation. The allegations include, among other things, misrepresentation of the Company in the legal proceedings pertaining to the Kuhns litigation. The Company is seeking unspecified damages.

        (H)      WOLVERINE LICENSE APPLICATIONS

                 On October 16, 1998, the Federal Energy Regulatory Commission ("FERC") issued licenses for all four hydro projects of the Wolverine Power Corporation. In addition, the FERC amended the Sanford license rescinding its original order that Sanford operate on a run-of-river basis in which outflow would equal inflow and allow it to continue to operate in a peaking mode. The licenses are valid for 30 years. (See Note 16 for Litigation.)

        (I)      PERFORMANCE BOND

                 In February 1999, the Company entered into an agreement to sell its 60% interest in the Salto Andersen Project to an Argentine company for approximately $7,000. The agreement provides for an option period to complete the transaction and resolve all outstanding regulatory issues within 135 days from January 27, 1999. Management believes that the Argentine Company will exercise the option to purchase the project by June 13, 1999, thereby eliminating any and all potential contingencies to the Company under the performance bond.

NOTE  28  -      SUBSEQUENT EVENTS (CONTINUED):

        (J) SALE OF ARCADIAN RENEWABLE POWER CORPORATION, MAKANI UWILA AND NEW WORLD POWER GRID COMPANY

                 On March 15, 1999, the Company entered into a definitive agreement to sell its investments in three subsidiaries to American Powerhouse, Inc., a Delaware Corporation or its successors and assigns. The agreement calls for the Company to exchange its shares in each of the subsidiaries for $100,000 and 1,000,000 common shares (4.0% of the outstanding stock) of American Powerhouse, Inc. The $100,000 is payable 30 days from the effective date of the transaction and based upon completion of an offering by American Powerhouse, Inc.

        (K)      SALE OF INTEREST IN TIERRAS MORENAS

                 The Company had been undertaking, through a Costa Rican subsidiary in which it had a 35% minority interests, to develop a windfarm near Lake Arenal, Costa Rica. In May 1996, as a result of financial difficulties deferring the completion of the development of the project, the Company's 65% majority partner in the project entered into an agreement to sell its majority interest to a US alternative energy development company. As a result of that sale, the Company's position in the project was weakened. In December 1997, the Company received a capital call on the project, which it could not answer as a result of financial difficulties. Accordingly, the Company's ownership percentage was diluted to less than 5%. In 1998, the Company negotiated a sale of its interest to the majority owner of the project for $295,000, recording a gain of approximately $95,000 in 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE NEW WORLD POWER CORPORATION


June 29, 1999                            By: /s/ Vitold Jordan
                                             ..................................
                                             Vitold Jordan
                                             Chief Executive Officer


June 29, 1999                            By: /s/ Frederic A. Mayer
                                             ..................................
                                             Frederic A. Mayer
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                               Title                              Date
----------                            --------                             -----
/s/ Gerald R. Cummins                 Chairman and Director                June 29, 1999
 ...................................
Gerald R. Cummins


/s/ Gerard Prevost                    Director                             June 29, 1999
 ...................................
Gerard Prevost


Lucien Ruby                           Director                             June 29, 1999
 ...................................
Lucien Ruby


/s/ Herbert Oakes                     Director                             June 29, 1999
 ...................................
Herbert Oakes


/s/ Alan Stephens                     Director                             June 29, 1999
 ...................................
Alan Stephens


/s/ Gregory Sunell                    Director                             June 29, 1999
 ...................................
Gregory Sunell

