Form 10KSB
period 1998-12-31
NEW WORLD POWER CORPORATION
filed 1999-06-30
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998 Commission file number 0-18260

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

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number               0-18260

                         The New World Power Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  52-1659436
-------------------------------------------   ----------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

740 St Maurice, suite 604, Montreal, Quebec, Canada              H3C 1L5
---------------------------------------------------          --------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (514) 390-1333
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
           Title of each class                        on which registered
------------------------------------------       --------------------------
                  None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 1998 was $664,000 based on the closing price of $.187 per share. The number of shares outstanding of the registrant's Common Stock as of December 31, 1998 was 3,552,512.

DOCUMENTS INCORPORATED BY REFERENCE:

                                Table of Contents

PART I                                                                     Page

         Item 1.   Business                                                   1

         Item 2.   Properties                                                 9

         Item 3.   Legal Proceedings                                         10

         Item 4.   Submission of Matters to a Vote of Security Holders       10

PART II

         Item 5.   Market for Registrant's Common Equity
                              and Related Stockholder Matters                11

         Item 6.   Management's Discussion and Analysis
                             of  Results of Operations                       12

         Item 7.   Financial Statements                                      14

         Item 8.   Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure                                15

PART III

         Item 9.  Directors and Executive Officers of the
                          Registrant                                         16

         Item 10.  Executive Compensation                                    19

         Item 11.  Security Ownership of Certain
                          Beneficial Owners and Management                   22

         Item 12.  Certain Relationships and Related
                          Transactions                                       23


PART IV

Item 13.  Exhibits and Reports on Form 8-K

Index to Consolidated Financial Statements and                              F-1
    Financial Statement Schedule

Signatures                                                                  S-1

                                            PART 1

ITEM 1. BUSINESS

                                I. INTRODUCTION

         The New World Power Corporation ("New World" or the "Company") owns and operates electric power generating facilities. The Company has traditionally focused and will continue to focus on renewable energy, including wind farms, hydroelectric plants and wind/diesel hybrids, with power output sold to major utility companies under long term contracts. The Company conducts business internationally.

         The Company is organized as a holding company. Each electric power generating facility or discreet group of facilities is owned by a separate corporate entity. Executive management, legal, accounting, financial and administrative matters are provided at the holding company level. Operations are conducted at the subsidiary level.

         The Company currently operates two wholly owned subsidiaries, Michigan based Wolverine Power Corporation ("Wolverine") and The New World Power Company (Caton Moor) Limited ("Caton Moor") in the UK. Wolverine is a 10.5-megawatt hydroelectric plant and Caton Moor is a 3-megawatt wind farm. The Company also owns a 25% interest in a hydroelectric power plant now under construction in Fujian, China ("Fujian").

         This report contains "forward looking statements" within the purview of the federal securities laws. There are numerous risks and uncertainties surrounding the Company and management's business plan. There can be no assurance that the Company will be successful in implementing its business plan, nor can it be determined with certainty whether the Company will have sufficient capital to fund operations. In addition, there can be no assurance, however, that the Company can maintain profitability or complete any acquisitions on terms acceptable to the Company, if at all.

                                   II. HISTORY

         The Company was incorporated in Delaware in 1989. Following an initial public offering of its securities in 1993, the Company pursued an aggressive expansion strategy as a premier developer of renewable energy projects worldwide. From offices in the USA, UK, Mexico, Brazil and Argentina, New World attempted to manage more than 30 development projects in North, South and Central America, Europe and Asia. Twelve of these projects were completed.

         By late 1995, the Company experienced severe liquidity and cash flow problems due to unforeseen delays in project start up and higher than expected development expenses. These problems led to default in certain indebtedness incurred by the Company in September 1995, causing the Company's Board of Directors to dismiss the entire senior management team on December 31, 1995. Asset sales, cost reductions and a restructuring of the Company's secured debt to avoid bankruptcy became the highest priority.

         As part of the business plan adopted by the Board of Directors in early 1996 and to comply with the covenants of the debt restructuring, a work out team was put in place. The Company faced numerous challenges, including selling assets in a difficult environment. In addition to the project asset sales listed below, the Company sold its investment in Photocomm, a publicly traded US distributor and integrator of photovoltaic products in 1996. It also exchanged its controlling interest in New World Vermont, integrator of renewable power generating systems, for debt in 1997.

From 1996 through 1998, the Company has repaid over $20 million in non-project related debt and over $8 million in project debt without resort to a bankruptcy reorganization or liquidation. And although the Company's securities were delisted from NASDAQ due to non-compliance, the Company's stock remains publicly traded on the so-called pink sheets.

Completed asset sales

                                                                  Approximate       Power
        Name                      Location               Type      Capacity       Purchaser          Year of sale
        ----                      --------               ----      --------       ---------          ------------
  Painted Hills       San Gorgonio Pass, California      Wind         1.00  MW       SCE                 1996
  San Jacinto         San Gorgonio Pass, California      Wind         9.30  MW       SCE                 1996
  Dyffryn Brodyn      Dyfed, Wales                       Wind         5.50  MW      SWALEC               1997
  Bellacorick         Bellacorick, Ireland               Wind         6.45  MW       ESB                 1997
  Four Burrows        Cornwall, England                  Wind         4.50  MW       SWEB                1997
  Tierras Morenas     Arenal, Costa Rica                 Wind         20.0  MW       ICE                 1997
  Los Vaqueros        Altamont Pass, California          Wind         2.90  MW       PG&E                1997
  Dona Julia          Heredia, Costa Rica                Hydro       16.00  MW       ICE                 1997
  Big Spring          Big Spring, Texas                  Wind         40.0  MW        TU                 1997
  Makani Uwila        Oahu, Hawaii                       Wind        10.30  MW       HECO                1999
  Altamont            Altamont Pass, Calif               Wind        20.00  MW       PG&E                1999


         As a consequence of the Company's restructuring, as well as its analysis of current market conditions in the electric power industry, the Company has temporarily suspended its power plant development activities. As part of its short-term strategy, the Company intends to focus its resources on the operation of its projects and identification and evaluation of targeted operating projects for future acquisition.

         III.  CURRENT STATUS

         At the present time, the Company owns the following electric power generating facilities, which are currently in operation or under construction.

                                                                  Approximate       Power
        Name                      Location               Type      Capacity       Purchaser             Status
        ----                      --------               ----      --------       ---------             ------
Projects in Operations:
  Wolverine           Midland, Michigan                  Hydro       10.50  MW    Consumers          (Operating)
  Caton Moor          Lancashire, England                Wind         3.00  MW      NORWEB           (Operating)

Project under
Construction:
  Fujian I            Fujian, People's Republic of       Hydro       39.00  MW* State Utility    (Under Development)
                      China

---------------------
*The "approximate capacity" of the project under construction reflects the estimated total capacity of the site that is capable of being completed within the next four years, as to which there can be no assurance.

Projects in Operation

         The Company currently owns two electric power-generating facilities. Each facility is located on a site that is owned or leased on a long-term basis by a project company subsidiary. The facilities produce electricity that is sold to utilities under long-term power sales contracts.

U.S. Facility

Wolverine Hydroelectric Facilities. The Company owns four hydroelectric facilities on the Tittabawassee River near Midland, Michigan. The facilities were constructed between 1923 and 1925. One of the facilities was substantially rebuilt in 1945. The others contain original turbine-generators and power plant equipment. The facilities have a combined generating capacity of approximately 10.5-megawatt ("MW"). The Company's current ten-year moving average hydroelectric production rate for these facilities is approximately 32.7 million-kilowatt hours ("kWh") per year.

The power generated at Wolverine is sold to Consumers Power Company ("Consumers") pursuant to a power purchase agreement that expires in May 2023, but provides for re-negotiation of the energy and capacity prices every ten years. Commencing in 1996, when the Wolverine contract was up for re-negotiation, the Company declined to enter into a new, ten-year price agreement with Consumers, believing that it would be able to negotiate better rates in the future.

At this time, the implementation of the deregulation process in Michigan is delayed primarily on account of a regulatory challenge by the utilities. The prevailing retail consumer rates are eight to nine cents per kWh, while Consumers signed the majority of the important industrial customers to long term, direct supply agreements. The prevailing non utility generators ("NUG") rates are six cents per kWh, whereby approximately 90 % of NUG capacity in the territory is owned by the parent of Consumers, following a conversion of a suspended in construction nuclear plant into fossil fuel plant.

The Company believes that the current Wolverine rates of approximately three cents per kWh are the lowest among the NUGs in the state. In 1996, at the time of the most recent price renegotiations, Consumers was purchasing power from Hydro Ontario at approximately 2.5 cents per kWh, which adversely affected the outcome of the negotiations for Wolverine. At this time, the Company does not intend to renegotiate the rates with Consumers until approval of deregulation in Michigan and completion of the proposed Ontario Hydro break-up.

The development and ownership of hydroelectric power facilities, like Wolverine, in the United States is governed by the Federal Energy Regulatory Commission (the "FERC"). In general, all hydroelectric facilities on navigable waterways must apply for, and receive, licenses. Wolverine applied for its licenses in 1989 and in September 1998, 30-year licenses to own and operate the facilities were granted. The licenses stipulate certain operating and water flow regime conditions. According to these conditions, the Company is required to modify its method of operation to release a minimum daily flow of water. The effect of the required modifications is not material on the future results of operations.

Wolverine employees perform the operations, maintenance and management of the plant, while major repairs are contracted out.

U.K. Facility

                  Caton Moor Wind Farm. The Company owns and operates a 3 MW wind farm at Caton Moor, Lancashire in northwest England. The project, commissioned in 1994, uses 10 Windmaster 300 kW wind turbine generators. The Company believes that the wind resource at this site is the best among the wind farms developed by the Company in the UK, averaging 8.38 meters per second at hub height.

The project was developed pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and NORWEB plc. The fixed, premium price period of the contract expired on December 31, 1998. Caton Moor has entered into a new, 27 month power purchase agreement ("PPA") with NORWEB, following a competitive bid process with utilities and power marketers. The effective rates under this agreement are approximately three pence per kWh.

The equipment maintenance is outsourced to Border Wind, an independent contractor under annual agreements. In 1997, the equipment suffered two gearbox failures and in both instances the cost of repairs was passed onto the insurance company, together with lost revenue recovery claims. Since commissioning, the project experienced no environmental or permitting problems.

Projects under Construction

                  Fujian, China. In Feb. 1995, the Company signed an agreement with China Chang Jiang Energy Corporation ("CCJEC") to acquire an interest in Fujian Chang Ping Hydro Project Company. Fujian Chang Ping Hydro Project Company is constructing the 39 MW Fujian NanPing Xiayang Hydro Power Plant on the upper Ming River in Xiayang, Fujian Province, People's Republic of China. The project was originally expected to be operational by September 1997, but as a result of significant flooding at the construction site and project financing delays, the operating date has been postponed beyond the end of 1999.

         Shortly after the Company's initial investment, concern arose in 1996 in regards to adequacy of approvals, under Chinese law, required for the acceptance of New World Power Corporation shares as payment for the Company's interest in Fujian. These concerns, together with suspension of construction activities during the same period were the basis for Company's decision to write its investment in Fujian down to nil during the years ended December 31, 1996 and 1995.

Approximately 50 % of the civil work is now complete. The funding for the work has been provided through local debt secured by MinBei, a company affiliated with the local Water Conservation Bureau.

Other Investments

         The Company previously owned an 11% interest in Northern Power. Northern Power manufactures a full line of wind turbines including 1 kW, 3 kW, 12 kW and 100 kW machines, all in limited quantities, and is developing a prototype for a 250 kW turbine. In 1999, the Company interest in Northern Power was redeemed under the terms of the investment, whereby the Company received $1.00 per share for each of its Preferred Shares. A total of $129,643 was received by the Company.

Strategic Alliances

In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse Electric Corporation ("Westinghouse"). Westinghouse owns 158,000 shares (4.4%) of the Company's Common Stock. The alliance has not been as beneficial as both parties originally envisioned and, accordingly, the Company and Westinghouse have suspended joint pursuit of opportunities pursuant to this agreement. In 1998, the agreement was cancelled altogether by mutual consent.

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

         The Company, effective as of October 31, 1996 entered into a joint venture agreement with Dominion Bridge Corporation ("Dominion Bridge") to jointly develop selected projects in its inventory. These projects included further development of wind opportunities in North America. The joint venture was terminated in April 1998.

         Effective August 5, 1996, the Company has entered into a management services contract with Dominion Bridge, whereby one of its vice presidents, Vitold Jordan, was appointed to the position of Interim CEO of the Company and Nicholas Matiossian, COO of Dominion Bridge is acting as senior advisor to the Company. This agreement was terminated in April 1998, but Mr. Jordan continues to be employed by the Company as Chief Executive Officer.

         On June 30,1998, the Company entered into a loan agreement with Synex Energy Resources Ltd. ("Synex") that provided the Company with up to $1.0 million convertible debt facility required to complete its restructuring and pursue its business plan. At December 31, 1998, the Company had only drawn down $400,000 and the remaining balance of $600,000 is still available under the facility. In early 1999, the Company increased its amount outstanding to Synex by another $100,000.

         In addition, the Company entered into a participation agreement with Synex, whereby New World can access the engineering expertise and personnel of Synex in assisting in project management and evaluation of potential acquisition candidates. The services are available in accordance with the rates established in the agreement.

SEASONALITY OF PROJECT REVENUES

         Hydroelectric and wind farm electric generating revenues are seasonal. The spring in North America is the time of maximum hydroelectric output, while fall and winter also experience reasonable flows; the summer months are dry and generally unproductive. The best season wind season in the United Kingdom is typically from October to March. Both hydroelectric and wind power production can also vary from year to year based on changes in meteorological conditions.

REGULATION

         The Company is subject to federal and state energy laws and regulations and federal, state and local environmental laws and regulations in connection with the development and operation of its generating facilities.

Domestic Regulation: Federal Regulation. Pursuant to authority granted to the FERC under PURPA, the FERC has promulgated regulations which generally exempt small power production facilities with capacities of less than 30 MW from the provisions of the Federal Power Act ("FPA") (except for licensing requirements applicable to hydroelectric projects and certain other matters), the Public Utility Holding Company Act ("PUHCA"), and state laws respecting rates and financial and organizational regulation of electric utilities. All of the Company's hydroelectric and wind power generating facilities are believed to be entitled to the full range of regulatory exemptions available under PURPA. The Wolverine Hydroelectric Facilities are subject to licensing regulation pursuant to the Federal Power Act.

         The Energy Policy Act amended PUHCA to allow independent power producers, under certain circumstances, to own and operate eligible facilities not exempted by PURPA in the United States or foreign countries without subjecting these producers to registration or regulation under PUHCA and without jeopardizing the qualifying status of their existing exempt projects. A Company exclusively in the business of owning or operating generating facilities and selling electricity at wholesale or retail in a foreign country is also eligible for this exemption, as long as neither the company nor its subsidiaries sell electricity at retail within the United States. These provisions are expected to enhance the development of facilities not exempted by PURPA in the United States which do not have to meet the fuel, production and ownership requirements of PURPA, as well as the development of foreign generating companies. The Energy Policy Act could benefit the Company by expanding its ability to own and operate facilities not exempted by PURPA but may also result in increased competition by allowing utilities and other independent power producers to develop such facilities which are not subject to the constraints of PUHCA.

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

         Local Permits. Local governments in certain jurisdictions require wind farm operators to apply for and obtain permits before erecting and installing wind turbine generators. Applications may be considered at a public hearing. The permits generally terminate after a fixed period of time, although the permits are revocable for cause. Permits frequently contain numerous conditions, including safety setback requirements, noise setback requirements, environmental requirements and annual reporting requirements. The Company believes that it has or will be able to obtain and renew all necessary permits subject to any requirements relating to the siting and operation of each individual wind farm.

         Environmental Regulation. The Company is subject to environmental laws and regulation at the federal, state and local levels in connection with the development, ownership and operation of its electrical generating facilities. The laws and regulations applicable to the Company primarily involve environmental concerns associated with the siting of wind power generating facilities such as noise, visibility of wind turbines and threats to endangered or migratory birds or wildlife. Many of such laws and regulations require that wind turbines be located in remote areas or shielded from view, that turbines not be located in flyways or in areas where endangered species might be threatened, or that other mitigating actions be implemented. The Company believes that its existing electric generating facilities are in compliance with such environmental laws and regulations. If such laws and regulations are altered, however, and the Company's facilities are not exempted therefrom, the Company may be required to incur significant expenses to comply with such laws and regulations. Furthermore, the existence of certain environmental laws and regulations may have an adverse effect on the Company's ability to find suitable sites for new renewable energy generating facilities, although generally speaking suitable wind resource areas are not near residential areas.

International Regulation

         The Company only engages in business in countries that have statutes which currently permit the private production and sale of electricity. All the countries in which the Company is currently doing business have such laws. Certain countries have restrictions on the percentage of a stock a foreign corporation may own of a domestic corporation and certain countries require permission of the government to own more than a designated percentage of stock in a domestic corporation. The Company complies with all such requirements.

         The Company believes that the countries in which it is seeking to do business are encouraging independent power producers to supply the electrical power needs their growing economies face. The Company believes that the relatively short time periods for construction as well as the modular nature of wind farms permit the Company to comply with construction and environmental regulations in a more expeditious fashion and with lower construction risks than power produced through traditional thermal methodologies.

Competition

         Revenue derived from the Company's existing electrical generating facilities is sold under long-term power contracts. Therefore, competition with respect to an existing electric generating facility with a long-term power contract in place is generally not a significant business risk, with the notable exception of future energy prices.

         However, competition for acquisitions of operating electric power facilities is significant. This competition may significantly reduce the Company's opportunity to make any such incremental acquisitions. There are other companies in the business of owning, operating and acquiring electric power generation facilities that are larger and have more financial resources than the Company. Furthermore, other large, well-capitalized entities may choose to enter the industry, creating the potential for significant additional competition.

Employees

         As of December 31, 1998, the Company and its subsidiaries employed 8 people on a full time basis. New World also contracts with veteran industry consultants from time to time for project evaluation, restructuring and financing services and advice.

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

         Altamont Wind Farm. The Altamont Wind Farm was located on approximately 4,000 acres of leased land in the Altamont Pass, California. The Company owned approximately 305 miles of power lines, one substation and a 5,000 square foot maintenance building on the property. This property was sold in 1999.

         Makani Uwila Wind Farm. The Makani Uwila Wind Farm was located on approximately 65 acres of leased land on Oahu, Hawaii. (Operations at this facility discontinued in 1996 and the project interest was sold in 1999)

         Caton Moor Wind Farm. The Caton Moor Wind Farm is located on approximately 100 acres of leased land in Caton Moor, Lancashire, England.

ITEM 3.  LEGAL PROCEEDINGS

         On November 12, 1996, Dwight Kuhns, ex president and brother of the former Chairman of the Board, commenced an action against New World in the Superior Court, Alameda County, California. The action sought damages under a consulting agreement that Mr. Kuhns had entered into with the Company at the start of January, 1996, following the termination of his employment with the Company on December 31, 1995.

         After trial, the plaintiff was awarded $967,000 in contractual damages and $1,000,000 in punitive damages on July 24, 1998. The Company filed a notice of appeal of the judgment. In addition, the Company filed a malpractice action against its counsel of record from inception to November 8, 1997.

         While the judgment was under appeal, the Company was unable to post the required bond with the court to stay the execution of the judgment. The plaintiff has obtained several garnishee orders against the Company and has caused the court to issue subpoenas for the Company and its officers. Wishing to avoid the distraction from the operations and delays in implementation of the new business plan, the Company entered into a settlement agreement with the plaintiff on January 1, 1999. An agreement was made that upon payment of $375,000 and delivery of a $275,000 note together with 150,000 common shares and 75,000 warrants to purchase shares at $2 each, the Company will obtain full satisfaction of the judgement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There was no established public trading market for the Company's Common Stock prior to October 23, 1992. Since that date, the Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol NWPC. On March 23, 1994, the Common Stock was approved for listing on the NASDAQ National Market System. In November, 1996, the Common Stock was approved for listing on the NASDAQ Small Cap Market System. In July 1997 the Common Stock was delisted from the Small Cap Market and is trading since on the pink sheets under the symbol NWPCE.

The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                     *High            *Low
         Quarter ended March 31, 1997                1.00              .28
         Quarter ended June 30, 1997                  .44              .31
         Quarter ended September 30, 1997             .25              .031
         Quarter ended December 31, 1997              .25              .031
         Quarter ended March 31, 1998                 .25              .062
         Quarter ended June 30, 1998                  .312             .062
         Quarter ended September 30, 1998             .375             .125
         Quarter ended December 31, 1998              .187             .187


         * Price adjustments have been made to reflect the 1 for 5 reverse stock split effected on November 4, 1996.

         The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 1998, there were approximately 300 holders of record of Common Stock.

         The Company has not paid any cash dividends on its Common Stock since its incorporation in June 1989.

ITEM 6. MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

SHORT TERM STRATEGY

Over the next 12 months New World intends to apply its available resources to maintain positive earnings from its operating projects, while further attempting to consummate at least two targeted acquisitions in its core markets.

The Company's current profitability results from management's steady reductions in overhead, debt and development costs, combined with increased focus on existing project operations and production. The Company believes that this approach will remain the foundation of New World's short-term strategy. But while focused on its bottom line through projects in operation and construction, the Company will also use its in-place personnel to negotiate small and mid-sized wind farm and hydroelectric plant acquisitions in North America and Europe.

Using its existing resources, personnel and market presence, the Company has identified a variety of acquisition candidates. Showing perhaps the most promise are mid sized wind farms in the UK which have recently completed their guaranteed 10 year term of highly subsidized tariffs. The Company believes that any new acquisitions would be funded by debt or a hybrid security. This financing instrument would minimize the "dilution effect" to existing shareholders. Upon successfully achieving a reasonable market price per share, the Company may look to the equity market for additional capital.

Additionally, the historic profitability of New World's Wolverine hydro plant indicates the Company's expertise in low cost hydroelectric plant operations in North America. And as North American power purchase tariffs have been reduced over the past few years by the forces of continued deregulation, similar to the events driving the UK wind market, the Company believes there are a variety of hydro plant acquisitions available to a focused and capable buyer. New World will apply its hydro acquisition program in the Northeast, Mid West and Canada, where it believes there are attractive investment opportunities available in a generally overlooked sector.

In summary, the Company will continue to maintain its efforts to hold down overheads and generate profits from existing operations. It also expects to complete at least 2 acquisitions within the next 12 months: a windfarm in the UK of up to 10 megawatts, and a hydro project in the Northeast US or Canada, also expected to be in the 10 megawatt range. There can be no assurance, however, that the Company can maintain profitability or complete any acquisition on terms acceptable to the Company, if at all. In addition, there can be no assurance that the Company will be able to close any financings to enable it to make acquisitions.

Both acquisitions should be achievable at very attractive multiples of EBITDA. And due to New World's demonstrated low cost operations and management abilities, these new project additions should add significant incremental profits without increased costs, thereby maximizing earnings per share.

General

         The results of operations for 1998 compared to 1997 reflect continuity at the operating level, however the effects of the corporate restructuring are quite notable at the selling, general and administartive expense level.

The summarized balance sheet and statement of operations information for the Company of December 31, 1998 and 1997 is as follows:

                                                    1998              1997
                                                    ----              ----
         Balance sheet:

           Current assets                         $ 800,736        $2,535,621
           Total assets                           4,739,462         7,121,603
           Current liabilities                    1,140,109         4,218,876
           Total liabilities                      3,420,741         6,290,813
           Stockholders' equity                   1,318,721           830,790

         Statement of operations:

           Sales                                 $2,574,465        $2,369,724
           Cost of Sales                          1,333,765         1,322,862
           Selling, general & administrative      1,171,699         2,688,889
           Net income                               163,231       (2,782,319)



Revenues

The revenues increased to $2.57 million from $2.368 million in 1997 on account of improved wind resource in the UK combined with an increase in price per kWh. The revenues in the United States remained constant between the years.

Cost of operations

The costs of operations remained relatively constant in 1998 at $1.33 million, as compared to $1.32 million during the previous year.

Project development expense

The Company continued curtailing its development efforts during the year to $93,354, as compared to $390,167 during the previous year, in line with the strategy of reducing the development risk formulated in the 1996 restructuring plan.

Selling, general and administrative

These expenses were reduced during the year to $1.17 million, as compared to $2.69 million during the previous year. The 1997 expenses included the fees and expenses associated with the repayment of project indebtness and asset sales.

Other income and expenses

During the year, the Company recorded other income-net of $201,591, as compared to an expense of $1,062,875 during the previous year. The 1997 expense is a result of losses due to asset sales, while the current year income is the result of gains on 1998 sales.

Interest expenses were reduced to $148,035 from the previous year's $797,834, in line with the debt repayment and the 1997 year end debt to equity conversion.

In 1998, the Company recorded a gain of $335,073 on sale of the Texas project.

ITEM     7. FINANCIAL STATEMENTS

         The Consolidated Financial Statements for the Company begin on page
F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants required to be reported herein.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains the name, position, biographical information and age of each executive officer of the Company who is not a director.

NAME                                       PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS                 AGE
----                                              AND CURRENT PUBLIC DIRECTORSHIPS                      ---
                                                  --------------------------------
                                                  Chief Executive Officer/President
VITOLD JORDAN                   From May 1998 to present, Mr. Jordan serves as Chief Executive           44
                                Officer/President of the Corporation and  since  August  1996,
                                Mr. Jordan  was the Interim  CEO  pursuant  to a  management services  contract  with Dominion  Bridge,  where from  January
                                1995 till April 1998,  Mr. Jordan was president of Dominion  Bridge
                                Technology,  Inc. and an officer of the parent,  Dominion  Bridge
                                Corp.  Prior to 1995, Mr. Jordan served as a Managing Partner of the
                                Professional  Services at AT&T GIS Canada.  Mr. Jordan is a graduate of Laval  University and a chartered accountant.


FREDERIC A. MAYER                                     Vice President-Finance                             40
                                From May 1998 to present, Mr. Mayer serves as Vice-President-Finance/
                                Treasurer/Secretary  of the  Company. Prior  to May  1998.  Mr. Mayer
                                acted as the managing director of Mayer and Associates and  prior  to
                                1995, Mr. Mayer was president of O'Brien Energy Services  Company and prior to that was a manager of Coopers and Lybrand. Mr. Mayer graduated from Pennsylvania State University and is a certified public accountant.

SAM NOTT, P.E.                                      General Manager, Wolverine                           41
                                 From 1993 to present, Mr. Nott has served as General Manager of
                                 Wolverine Power Corporation.  From 1988 to 1993, Mr. Nott
                                 served as manager of operations at Nanpil River Hydroelectric
                                 Project for the U.S. Army Corp of Engineers.  From 1985 to 1988,
                                 Mr. Nott oversaw final construction and commissioning of two
                                 Hydro facilities.  Mr. Nott graduated from University of Tulsa with honors in Electrical Engineering.  He is President of the
                                 Michigan Hydro Association.

CHUAN ZHANG, PH.D.                                         General Manager, Caton Moor                    36
                                 From 1995 to present, Mr. Zhang has served as General Manager of The New World Power Ltd. performing duties including
                                 project development, operations and asset acquisition and disposal.
                                 From 1985 to 1995, Mr. Zhang served as a lecturer for universities in China and the UK. He is a Chartered Engineer and a member of the
                                 Institution of Electrical Engineers.  He has a B.Sc. from Taiyuan
                                 University in China, a Mphil from the Northeast Institute of Electric
                                 Power Eng. in China and a Ph.D. from the University of Strathclyde in the UK.


                                 DIRECTORS

         The following sets forth certain information with respect to the Directors of the Company:

                                               PRINCIPAL OCCUPATION
                                             FOR THE PAST FIVE YEARS                             FIRST YEAR BECAME
NAME                                     AND CURRENT PUBLIC DIRECTORSHIPS             AGE           A DIRECTOR
----                                    ----------------------------------            ---           ----------
GERALD R. CUMMINS               DIRECTOR  AND CHAIRMAN OF THE BOARD.  Mr.  Cummins     72              1990
                                has  been a  director  since  October  1990  and a
                                private   investor   and   independent    business
                                consultant for more  than  five  years.  He served
                                as  chairman  of  The  New  York  State    Thruway
                                Authority. He was the  campaign  manager  for  the
                                Honorable Hugh L. Carey,  the  former  Governor of
                                New York. Mr.  Cummins   received   a   bachelor's
                                degree  from  Manhattan College.

HERBERT L. OAKES, JR.                                                                  52              1993
                                DIRECTOR.   Mr.   Oakes  has  served  as  Managing
                                Director of Oakes,  Fitzwilliams & Co. Limited,  a
                                member  of the  Securities  and  Future  Authority
                                Limited  and  the  London  Stock  Exchange,  since
                                1988.  Mr. Oakes is also  President of H.L.  Oakes
                                & Co.,  Inc.,  a  corporate  advisor and dealer in
                                securities,  which he  founded  in  1982.  He also
                                serves  on  the  board  of   directors  of  Shared
                                Technologies,  Inc.  and Harcor  Energy,  Inc. Mr.
                                Oakes   received  a  BA  in  Economics   from  the
                                University of the South.



GERARD PREVOST                  DIRECTOR  AND  VICE  CHAIRMAN  OF THE  BOARD.  Mr.     59              1996
                                Prevost is an  independent  business  investor and
                                business  advisor.  Prior to July  1997 and  since
                                August 1996, Mr.  Prevost was Managing  Partner of
                                Dominion   World   Power;   the  energy   projects
                                Independent  Joint Venture between the Company and
                                Dominion  Bridge Power,  Inc.  During the previous
                                33 years  Mr.  Prevost served  in  many  positions
                                with the  Hydro  Quebec,  where he  served  as the
                                president of Nouveler,  an  investment  arm of the
                                utility  and  vice  president  of  operations  and
                                equipment  division of the utility.  Mr. Prevost's
                                career with Hydro Quebec was  interrupted for four
                                years  starting  in 1988  when he served as deputy
                                minister  of energy  for the  Province  of Quebec.
                                Mr. Prevost  received an MBA from Laval University
                                in Quebec City.


                                               PRINCIPAL OCCUPATION
                                             FOR THE PAST FIVE YEARS                             FIRST YEAR BECAME
NAME                                     AND CURRENT PUBLIC DIRECTORSHIPS             AGE           A DIRECTOR
----                                    ----------------------------------            ---           ----------
ALAN W. STEPHENS                DIRECTOR.   During  the  past  five   years,   Mr.     70              1998
                                Stephen's  served as the Chairman of the Board and
                                CEO  of  Synex   International  Inc,  TSE  company
                                which is active in development  and  operation  of
                                electrical power  facilities and  development  and
                                marketing    of  computer   software products. Mr.
                                Stephens received B Eng.  from  western  Australia
                                in   1951  and  completed  BA  studies  at  Mcgill
                                University in 1964 and is a member of professional
                                Engineers and Geoscientists of British Columbia



GREGORY J. SUNELL               DIRECTOR.  During the last five years,  Mr. Sunell     46              1998
                                acted as Vice-president and Secretary-Treasurer of
                                Synex  International Inc, TSE company.  Mr. Sunell
                                received  B  Eng.   from   University  of  British
                                Columbia   in  1995  and  is  a   member   of  the
                                Professional   Engineers  and   Geoscientists   of
                                British Columbia



LUCIEN RUBY                     DIRECTOR.  Since  1985,  Mr.  Ruby  has  been  the     55              1990
                                Managing General Partner of Quest Ventures,  a San
                                Francisco-based  venture capital firm.  Currently,
                                Mr.  Ruby  serves  on the  board of  directors  of
                                various  privately  held  corporations   including
                                RESNA   Industries,   an  environmental   services
                                company,  and  Aqua  Air  Environmental,  Inc.,  a
                                manufacturer  of pollution  control  systems.  Mr.
                                Ruby received a B.S.C.E.  from Duke University and
                                an MBA from Harvard University.


ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1998 and who were employed by the Company during the fiscal year ended December 31, 1998 (together with the CEO, the "Named Executive Officers").

                                            Summary Compensation Table


                                             Annual Compensation
                                     --------------------------------------
           Name and
      Principal Position            Year            Salary           Bonus
---------------------------        ------          --------         -------
  Vitold Jordan                    1998            $ 73,000        $ 25,000
  CEO/President                    1997               (1)              --
                                   1996               (1)              --
  Fred A Mayer                     1998            $ 63,000        $ 25,000
  Vice President-Finance/
  Secretary/Treasurer

(1) From August 1996 to April 1998, Mr. Jordan served as Interim CEO of the
    Company pursuant to a management services contract. From August 1996 to June
    1997, the Company paid Dominion $440,000 in cash and common stock for the services rendered. The agreement was terminated, however, Mr. Jordan continues to be employed as CEO/President.


Option Grants Table. The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 1998.

                                          Option Grants in Last Fiscal Year

                                                Individual Grants                               Potential
                            -----------------------------------------------------------   Realizable Value at
                             Number of        % of Total                                     Assumed Annual
                             Securities        Options                                       Rates of Stock
                             Underlying       Granted to                                   Price Appreciation
                              Options         Employees        Exercise      Expiration     for Option Term
          Name              Granted (#)      Fiscal Year     Price ($/sh)       Date       5%($)     10%($)
          ----              -----------      -----------     ------------       ----       -----     ------
Vitold Jordan                   125,000        55.56%            $ .30           (1)
Fred Mayer                      100,000        44.44%            $ .30           (1)

(1) Earlier of seven years or termination from the Company.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Value


The Company accounts for its stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, whereby no compensation cost for stock options is recognized for stock option awards granted at or above market value.

The weighted average fair value of options granted during 1998 estimated on the date of grant using Black-Sholes option pricing model was $.06. The estimate was computed using dividend yield of 0%, expected volatility of .70%, risk free interest rate of 5.4% and expected life of seven years.

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

Employment Agreements.

Mr. Vitold Jordan is the CEO/President of the Company pursuant to a renewable, two-year, employment contract commencing May 1, 1998. The compensation is set at $125,000 base per annum plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Jordan received past performance bonus of $25,000 and was awarded 120,000 options to purchase common shares at 30 cents each, one third vesting at signature and the balance over two years. Prior to May 1, 1998 and since August 1996 Mr. Jordan was acting as the Interim CEO of the Company pursuant to a management services contract between the Company and Dominion Bridge Corp. During that time, being an employee and officer of Dominion Bridge, Mr. Jordan did not receive any direct compensation from the Company.

Mr. Fred Mayer is the Vice President-Finance of the Company pursuant to a renewable, two-year, employment contract commencing May 1, 1998. The compensation is set at $108,000 base per annum plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Mayer received past performance bonus of $25,000 and was awarded 100,000 options to purchase common shares at 30 cents each, one third vesting at signature and the balance over two years. Prior to May 1, 1998 and since January 1996, Mr. Mayer was employed as managing director with Mayer and Associates; an accounting firm founded by Mr. Mayer.


Board of Directors Report on Executive Compensation.

         This report, prepared by the Company's Board of Directors, addresses the Company's compensation policies with respect to its executive officers for the fiscal year ended December 31, 1998.

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

         Stock Incentives. The Compensation Committee has full power, discretion and authority in administering the Company's 1993 Stock Incentive Plan. The Committee believes that stock ownership by employees, including officers, of the Company, is important as a means of rewarding outstanding performance and promoting the achievement of long-term corporate goals by giving those persons a greater proprietary interest in the Company. No options were granted to officers or employees of the Company in 1998.

ITEM 11.  SECURITY OWNERSHIP.

         The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at December 31, 1998, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

                   NAME AND ADDRESS                                                             PERCENTAGE
                OF BENEFICIAL OWNER(1)                      SHARES BENEFICIALLY OWNED**        OF CLASS(2)
                ----------------------                      ---------------------------        -----------
Sundial International Fund Limited (3)                                     123,719                  3.5
c/o Euro Canadian Trust Company Limited
P.O. Box 393750, Shirley Street
Nassau, Bahamas

Robert Fleming Nominees (4)                                                987,412                 27.8
25 Copthall Ave
London, England

Alan Stephens                                                               10,000

Greg Sunell                                                                 10,000

Synex International Inc (5)                                                155,000                  4.4

Herbert L. Oakes, Jr.(6))                                                  451,851                 12.7

Gerald R. Cummins                                                           20,024                   *

Gerard Prevost                                                              20,000                   *

Lucien Ruby                                                                 84,420                  2.4

Vitold Jordan (7)                                                          341,763                  9.6

Fred Mayer (8)                                                              33,333                  1.0

All Directors and Executive Officers as a Group
(8 persons)                                                                971,381                 27.1

*  less than one percent.
** Adjusted to reflect the 1 for 5 reverse stock split

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2) Based upon 3,552,512 shares of Common Stock outstanding on December 31, 1998.

(3) Based upon a Statement on Schedule 13D Amendment No. 1 filed with the SEC on February 21, 1995 by Sundial International Fund Limited ("Sundial"). Includes 117,719 shares issuable upon exercise of currently exercisable warrants and 6,000 shares, whereby 6,000 shares and 10,000 warrants are held by Mr. Jan Sundt, a principal of the fund.

(4) Not including 95,400 common shares held by Robert Fleming in its escrow accounts on behalf of the Company and including 365,203 warrants.

(5) Messrs. Stephens and Sunell are respectively CEO and Secretary-Treasure of Synex International.

(6) Consists of 260,528 common shares and 191,323 warrants a to purchase common shares held by Mr. Oakes directly or through ventures controlled by him.

(7) Includes 40,000 shares issuable upon exercise of currently exercisable options.

(8) Includes 33,333 shares issuable upon exercise of currently exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1995, The New World Power Company Ltd. sold 0% Senior Secured Note due March 31, 1996 in the original amount of $550,000 to Sundial International Fund LTD., a significant stockholder in the Company. The proceeds of the Note were used as working capital. The note was reimbursed in full in February 11, 1997.

         On December 1, 1995, the Company transferred and endorsed to Sundial International Fund Ltd. a First Mortgage Note in the principal amount of $3,615,370 along with the Mortgage and Security Agreements in exchange for its Class B Preferred Stock. The Note was payable together with interest at the LIBOR+4% points in full on December 1, 1996. Principal and interest are due in seven quarterly installments of principal (each equal to five percent of the principal balance). The Note was restructured subsequent to December 31, 1995 and was now due in four payments due December 1, 1996, March 1, 1997, June 1, 1997 and July 31, 1997. the indebtness was repaid in full in April 1997.

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

         Effective December 1997, the Company restructured the remaining indebtedness of the Fleming Agreement. See Note 9 of the Consolidated Financial Statements for Due to Related Parties and a detailed explanation of the restructuring.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the Securities and Exchange Commission regulations to furnish he Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the company believes that, during the fiscal year ended December 31, 1998, all filing requirements applicable to its executive officers, directors and owners or more than ten percent of the Company's stock were complied with.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

10.47            Financial Advisory Services Agreement, dated June 11, 1996, between the Company and Oakes Fitzwilliams & Co. (3)

10.48            Management Services Agreement with Dominion Bridge, dated
                  August 5, 1996 (3)

10.49            Restructured loan agreements with the Holders of the
                  Convertible Subordinated Debentures, dated December 1997.

10.50            Convertible Loan Agreement with Synex Energy Resources, Ltd.
                  dated June 30, 1998.

10.51            Settlement Agreement with Condor/Dwight Kuhns, dated January 1,
                  1999.

10.52            Employment Agreements with Vitold Jordan and Fred Mayer, dated
                  May 1998.

22.1              Subsidiaries of the registrant. (3)

(3)      Incorporation by reference herein to the 1995 10-K

-------------------

*        Filed herewith.

         (b) Reports on Form 8-K

         NONE


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                                   FORM 10-KSB

                   FOR YEARS ENDED DECEMBER 31, 1998 AND 1997


THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

      Independent Auditors' Report on the Financial Statements for the Years Ended

          December 31, 1998 and 1997                                                                                    F - 2

      Consolidated Balance Sheet as of December 31, 1998                                                                F - 3

      Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997                              F - 4

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997                    F - 5

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997                              F - 6


      Notes to Consolidated Financial Statements                                                                        F - 7



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The New World Power Corporation

We have audited the consolidated balance sheet of The New World Power Corporation and subsidiaries listed in the accompanying index as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of The New World Power Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                            LAZAR LEVINE & FELIX LLP

New York, New York
April 30, 1999



                                          NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEET
                                                     AS OF DECEMBER 31, 1998

                                                           - ASSETS -

CURRENT ASSETS:
    Cash and cash equivalents                                                                                       $     170,543
    Cash restricted in use (Note 4)                                                                                       173,035
    Accounts receivable                                                                                                   426,891
    Other current assets                                                                                                   30,267
                                                                                                                    -------------

TOTAL CURRENT ASSETS                                                                                                      800,736
    Property, plant and equipment, net (Note 5)                                                   $   3,269,460
    Investments (Note 7)                                                                                129,643
    Goodwill, net of accumulated amortization (Note 6)                                                  352,453
    Deferred project costs                                                                              187,170
                                                                                                  -------------
                                                                                                                        3,938,726

TOTAL ASSETS                                                                                                        $   4,739,462
                                                                                                                    =============

                                              - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities (Note 8)                                                              $      391,948
    Due to related parties (Note 9)                                                                                       373,161
    Current portion of settlement obligations (Note 11)                                                                   375,000
                                                                                                                   --------------

TOTAL CURRENT LIABILITIES                                                                                               1,140,109
    Long-term portion of due to related parties (Note 9)                                          $     730,632
    Long-term portion of settlement obligations (Note 11)                                               275,000
    Other non-current liabilities                                                                     1,275,000
                                                                                                  -------------
                                                                                                                        2,280,632
                                                                                                                   --------------

TOTAL LIABILITIES                                                                                                       3,420,741

COMMITMENTS AND CONTINGENCIES (NOTES 10, 11, 12, 18 AND 19)

STOCKHOLDERS' EQUITY:
    Common stock $.01 par value, 40,000,000 shares authorized, 3,552,512
        shares issued and outstanding (Notes 14 and 15)                                                  35,525
    Currency translation adjustments                                                                    134,029
    Additional paid-in capital                                                                       83,151,595
    Accumulated deficit                                                                             (82,002,428)
                                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                                                                              1,318,721
                                                                                                                   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                         $    4,739,462
                                                                                                                   ==============








          See accompanying notes to consolidated financial statements.


                                            NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Year ended        Year ended
                                                                                                   December 31,      December 31,
                                                                                                       1998              1997
                                                                                                   ------------     -------------
OPERATING REVENUE (NOTE 16)                                                                          $2,574,465      $  2,369,724
COST OF OPERATIONS                                                                                    1,333,765         1,322,862
                                                                                                   ------------     -------------

GROSS PROFIT                                                                                          1,240,700         1,046,862
      Project development expenses                                                                       93,354           390,167
      Selling, general and administrative expenses                                                    1,171,699         2,688,889
                                                                                                   ------------     -------------
OPERATING LOSS                                                                                          (24,353)       (2,032,194)
                                                                                                   ------------     -------------

OTHER INCOME (EXPENSE):
      Interest expense                                                                                 (148,035)         (797,834)
      Interest income                                                                                    14,553            16,868
      Other                                                                                             335,073          (281,909)
                                                                                                   ------------     -------------
TOTAL OTHER INCOME (EXPENSE)                                                                            201,591        (1,062,875)
                                                                                                   ------------     -------------
INCOME (LOSS) BEFORE TAXES                                                                              177,238        (3,095,069)
      Provision for income taxes (Note 13)                                                               14,007            14,320
                                                                                                   ------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                                163,231        (3,109,389)

DISCONTINUED OPERATIONS:
      Income from discontinued operations (Note 3)                                                       -                 73,740
      Gain on disposal of discontinued operations (Note 3)                                               -                253,330
                                                                                                   ------------     -------------

LOSS FROM DISCONTINUED OPERATIONS                                                                        -                327,070
                                                                                                   ------------     -------------

NET INCOME (LOSS)                                                                                  $    163,231     $  (2,782,319)
                                                                                                   ============     =============


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

      Net earnings (loss) from continuing operations available to common stockholders                     $0.05            $(1.24)
      Income from discontinued operations                                                                 -                  0.13
                                                                                                   ------------     -------------
NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHARES                                                         $0.05            $(1.11)
                                                                                                   ============     =============


AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                                                     3,479,012         2,502,831
                                                                                                   ============     =============





          See accompanying notes to consolidated financial statements.




                                          THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                              Common Stock                Preferred Stock        Additional
                                                          Number      Amount of       Number       Amount of       paid-in
                                                        of Shares      Par Value     of Shares     Par Value       Capital
                                                      -----------     ----------     ---------    ----------    ------------

Balance, December 31, 1996                              2,226,830        $22,268         -        $    -         $81,426,239
    Currency translation adjustments on international
      subsidiaries consolidation                            -              -             -             -               -
    Issuance of common stock                            1,199,682         11,997         -             -           1,602,003
    Net loss                                                -              -             -             -               -
                                                      -----------     ----------    ----------     ---------     -----------

Balance, December 31, 1997                              3,426,512         34,265         -             -          83,028,242
    Currency translation adjustments on international
      subsidiaries consolidation                            -              -             -             -               -
    Issuance of common stock                              126,000          1,260         -             -             123,353
    Net income                                              -              -             -             -               -
                                                      -----------     ----------    ----------     ---------     -----------

BALANCE, DECEMBER 31, 1998                              3,552,512     $   35,525         -          $  -         $83,151,595
                                                      -----------     ----------    ----------     ---------     -----------
                                                      -----------     ----------    ----------     ---------     -----------




                                                         Other Comprehensive Income
                                                        -----------------------------
                                                           Currency        Retained
                                                         Translation       Earnings
                                                         Adjustments       (Deficit)         Total
                                                        -----------    --------------   -------------
Balance, December 31, 1996                                 $(473,522)    $(79,383,340)   $ 1,591,645
    Currency translation adjustments on international
      subsidiaries consolidation                             407,464          -              407,464
    Issuance of common stock                                   -                 -         1,614,000
    Net loss                                                   -           (2,782,319)    (2,782,319)
                                                           ---------     -------------   -----------

Balance, December 31, 1997                                   (66,058)     (82,165,659)       830,790
    Currency translation adjustments on international
      subsidiaries consolidation                             200,087            -            200,087
    Issuance of common stock                                   -                -            124,613
    Net income                                                 -               163,231       163,231
                                                           ---------     -------------   -----------

BALANCE, DECEMBER 31, 1998                                 $ 134,029     $(82,002,428)   $ 1,318,721
                                                           ---------     -------------   -----------
                                                           ---------     -------------   -----------





          See accompanying notes to consolidated financial statements.


                                          THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Year ended         Year ended
                                                                                                   December 31,       December 31,
                                                                                                       1998              1997
                                                                                                   ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                              $    163,231       $(2,782,319)
    Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization                                                                     732,147           737,420
      Amortization of goodwill                                                                           10,050            10,000
      Amortization of debt discount                                                                        -            1,396,232
      Amortization of debt issue costs                                                                     -              311,878
      Loss on sale of assets, net                                                                          -              396,462
      Loss (gain) on disposal of discontinued operations                                                   -             (253,330)
      Amortization of deferred costs                                                                      6,455              -
    Change in assets and liabilities, net of effect of acquisitions/disposals:
      (Increase) decrease in accounts receivable                                                      1,145,162           566,528
      Increase in inventories                                                                              -              (90,898)
      (Increase) decrease in other current assets                                                        66,570           562,319
      Increase (decrease) in accounts payable and accrued liabilities                                (1,630,135)       (3,792,742)
      (Decrease) increase in non-current liabilities                                                   (208,003)           83,581
      Other                                                                                             375,270              -
                                                                                                  -------------       -----------
        NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES                                          660,747        (2,854,869)
                                                                                                  -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sales of investment                                                                      -            5,733,067
    Capital expenditures                                                                               (101,126)             -
    Investments in and advances to affiliates                                                              (270)         (103,889)
                                                                                                  -------------       -----------
        NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES                                      (101,396)        5,629,178
                                                                                                  -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) in due to related parties                                                                   -           (4,014,453)
    Increase in long-term debt                                                                          275,000              -
    Repayment of long-term debt                                                                      (1,382,504)         (719,014)
    Proceeds from issuance of common stock                                                               25,000              -
    (Increase) in restricted cash                                                                       466,416         1,737,656
                                                                                                  -------------       -----------
        NET CASH FLOWS (USED IN) FINANCING ACTIVITIES                                                  (616,088)       (2,995,811)
                                                                                                  -------------       -----------

    Net change in cash and equivalents                                                                  (56,737)         (221,502)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                             227,280           448,782
                                                                                                  -------------       -----------

CASH AND EQUIVALENTS AT END OF PERIOD                                                             $     170,543       $   227,280
                                                                                                  -------------       -----------
                                                                                                  -------------       -----------

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    Change in minority interest due to sale of subsidiary's stock                                 $        -          $   641,536
    Common stock issued for restructuring of long term debt                                                -            1,350,000
    Common stock issued for payables                                                                     98,353           252,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

      Interest expense                                                                                 $148,035          $797,834
      Interest income                                                                                    14,553            16,868





          See accompanying notes to consolidated financial statements.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        (C)      CASH AND CASH EQUIVALENTS

                 Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less (see Note 4).

        (D)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment are carried at cost. Depreciation is computed using accelerated methods for the Company's operations in the United Kingdom, and the straight-line method for all other property, plant and equipment, based upon the estimated useful lives of the assets. Significant renewals and betterments are capitalized. Maintenance and repair costs are expensed.

        (E)      FACILITY DEVELOPMENT

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

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

                 Redeveloped facilities. Redevelopment costs of owned facilities are deferred and included in the asset value of the refurbished facility. These deferred costs may include financing, legal and other professional costs, and development period interest on any financing. Land rents; property taxes and labor directly attributable to the facility or portion of the facility, which is redeveloped, are also deferred. Once the facility is placed in service, the asset is amortized on a straight-line basis over the expected useful life of the facility, usually 25-40 years.

                 Other project deferrals. The Company defers costs, including professional services and direct labor, incurred for site inspections, site permits and deposits related to specific project activities.

                 During the development phase, these capitalized costs are included in other non-current assets. When it is probable that future projects will not be completed or cost may not be recovered, such costs are written-off.

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

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

        (H)      GOODWILL

                 Goodwill is the difference between the purchase price and the fair value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over the periods benefitted, generally in the range of 10 to 40 years. On a periodic basis, or whenever events or changes in circumstances warrant, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates to determine whether the carrying value of goodwill has been impaired.

        (I)      REVENUE & SALES RECOGNITION

                 The Company records revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility. Provisions for doubtful accounts are made when losses are anticipated.

        (J)      FOREIGN CURRENCY TRANSLATION

                 For foreign subsidiaries whose functional currency is the local currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders equity.

        (K)      INCOME TAXES

                 Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the asset and liability method of accounting for income taxes rather than the deferred method previously used under APB Opinion No. 11.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (L)      EARNINGS PER SHARE

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

                 Options to purchase 225,000 shares of common stock at $.30 were outstanding during 1998 but were not included in the computation of the diluted EPS because the options exercise price was greater than the average market price of the common shares.

        (M)      STOCK OPTIONS

                 The Company continues to account for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above market value. In addition, the Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation."

        (N)      RECLASSIFICATIONS

                 Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

        (O)      COMPREHENSIVE INCOME

                 In 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

        (P)      CONCENTRATION OF CREDIT RISK:

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

NOTE   3   -     SIGNIFICANT BUSINESS CHANGES:

                 Renewable Energy Ireland Limited

                 In April 1997, the Company signed an agreement and sold its investment in Renewable Energy Ireland Limited ("REIL"), the owner and operator of a 6.45NW Wind Farm in Bellacorick, Ireland which the Company had acquired in 1995, to Bord Na Mona for approximately 1.6 million Irish pounds (approximately $2.7 million US) and recorded a loss of approximately $70,000 on the sale, which is included in the 1997 Consolidated Statement of Operations under the caption "Other Income (Expense)". In addition, the Company received a final dividend from its investment in REIL of approximately 84,000 Irish pounds (approximately $140,000 US) in March 1997. The net proceeds of the transaction, along with funds currently on hand at the Company, were used to pay off the remaining indebtedness due to a related party, including all accrued interest and fees.

                 San Jacinto

                 On December 15, 1993, the Company purchased a 49.99% interest in the common stock of San Jacinto Company ("San Jacinto"). On the same date, the Company contributed 9,600 shares of New World Power Corporation common stock and on June 29, 1994, the Company contributed $274,945 in cash for its ownership interest. San Jacinto was formed for the purpose of acquiring the operating assets and liabilities of the Smith Wind Energy Company ("Smith") and six affiliated limited partnerships operated by Smith and Six Limited Partnerships known as Triad A, Triad B, Triad C, Triad D, Triad E, and Triad F Limited Partnerships ("Triad"). Smith and Triad operated a Wind Turbine Energy Park in North Palm Springs, California. The Company accounts for this investment under the equity method. The Company sold its interest in San Jacinto in 1997 for $87,500 and recorded a gain of approximately $62,000 which is included in the 1997 consolidated statement of operations under the caption "Other Income (Expenses)."

                 New World Power Texas Renewable Energy Partnership

                 In October 1997, due to the inability to raise project financing, the Company and its joint venture partner DB Power Inc. entered into an agreement to sell its interests in the New World Texas Renewable Energy Partnership to York Research Corporation for $1,500,000. The proceeds under the sale were split 50/50 between the parties in the joint venture and were received in three installments after certain contingencies were resolved. The final payment under the sale agreement was received in 1998. The Company recorded a gain of approximately $300,000 from the sale of the partnership, which is included in the 1997 Consolidated Statement of Operations under the caption "Other Income (Expense)". All of the proceeds received by the Company were paid to the holders of the Subordinated Notes as agreed to under the restructured debt agreements with the Flemings Group (see Note 9 for Due to Related Parties). (See also Note 12 for other Commitments and Contingencies regarding Dominion Bridge).

NOTE   3   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

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

                 Sale of Dyffryn Brodyn  and Four Burrows (UK Windfarms)

                 In February 1997, the Company sold its investments in two (Dyffryn Brodyn and Four Burrows) of its three windfarms in the United Kingdom to Renewable Energy Systems Limited (a company in the United Kingdom) for approximately 2.3 million pounds sterling (approximately $3.7 million US) and recorded a loss of approximately $580,000 on the sale which is included in the 1997 Consolidated Statement of Operations under the caption of "Other Income (Expenses)". From the proceeds of the sale, the Company had to pay off the entire remaining indebtedness to Hambros Bank as the collateral position of Hambros Bank included a cross-collateral position between Four Burrows, Dyffryn Brodyn and Caton Moor. In February 1997, the Company paid 892,922 pounds sterling (approximately $1.4 million US) to a related party as a partial repayment of its indebtedness and 892,922 pounds sterling (approximately $1.4 million US) as a partial repayment of Long Term Debt (See Note 9 for Due to Related Parties).

                 Sale of Tierras Morenas

                 The Company had been undertaking, through a Costa Rican subsidiary in which it had a 35% minority interests, to develop a windfarm near Lake Arenal, Costa Rica. In May 1996, as a result of financial difficulties deferring the completion of the development of the project, the Company's 65% minority partner in the project entered into an agreement to sell its minority interest to a US alternative energy development company. As a result of the sale, the Company's position in the project was weakened. In December 1997, the Company received a capital call on the project, which it could not answer as a result of its own financial difficulties. Accordingly, the Company's ownership percentage was diluted to less than 5%. In 1998, the Company negotiated a sale of its interest to the majority owner of the project for $295,000, recording a gain of approximately $95,000 which is included in the 1998 consolidated statement of operations under the caption "Other Income (Expenses)."

NOTE   3   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 DISCONTINUED OPERATIONS

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

NOTE   4   -     CASH RESTRICTED IN USE:

                 As a result of the restructuring of the long-term indebtedness in December 1997, as well as the Synex International financing, restricted cash at December 31, 1998 in the amount of $173,035 was restricted to making payments for long-term obligations. (See Note 9 for Due to Related Parties).

NOTE   5   -     PLANT, PROPERTY AND EQUIPMENT:

                 Property, plant and equipment consists of the following as of December 31, 1998 (000's omitted):

                                                                                                     Useful Life
                                                                                                       (Years)
                                                                                                     -----------
                 Power generation facilities and equipment:
                   Hydroelectric                                                        $3,204           40
                 Wind:
                   Owned                                                                 4,495           25
                 Land                                                                      401
                                                                                        ------
                   Total                                                                 8,100
                 Less accumulated depreciation and amortization                          4,831
                                                                                        ------
                                                                                        $3,269
                                                                                        ------
                                                                                        ------

                 Depreciation and amortization expense, for the years ended December 31, 1998 and 1997 was $732,147 and $747,420, respectively.

                 Maintenance and repair expense for the years ended December 31, 1998 and 1997 was $179,294 and $166,661, respectively.

NOTE   6   -     GOODWILL:

                 Goodwill relates to the Company's subsidiary, Wolverine Power Corp.'s operations and consists of the following as of December 31, 1998 (000's omitted):

                 Subject to 40 yr. Straight-line amortization          $402
                 Less accumulated amortization                           50
                                                                       ----
                 Total                                                 $352
                                                                       ====


NOTE   7  -      INVESTMENTS:

                 The Company's investments in, and advances to, unconsolidated affiliates consists of the following as of December 31, 1998 (000's omitted):

                                                         Ownership %
                                                         -----------
                 Fujian Hydro Project                       12%          $  -
                 Northern Power Systems (Notes 9 and 19)    11%           129
                                                                         ----
                                                                         $129
                                                                         ====

                 The Company recorded no equity (earnings) loss in unconsolidated affiliates for the years ended December 31, 1998 and 1997.

NOTE   8   -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                 Accounts payable and accrued liabilities consist of the following as of December 31, 1998 (000's omitted):

                 Accounts payable                                   $261
                 Accrued interest expense                             18
                 Accrued liabilities                                 113
                                                                    ----
                   Total                                            $392
                                                                    ====

NOTE   9  -      DUE TO RELATED PARTIES:

                 Amounts due to related parties consists of the following at December 31, 1998 (000's omitted):

                 (a) Convertible Subordinated Debentures Flemings Group                    $    93
                 (b) Convertible Subordinated Debentures Flemings Group                        611
                 (c) Synex International                                                       400
                                                                                           -------
                     Total                                                                   1,104
                     Less current portion                                                      373
                                                                                           -------
                     Long-term portion                                                     $   731
                                                                                           =======

NOTE   9  -      DUE TO RELATED PARTIES (CONTINUED):

                 The Company had defaulted on its 8% Convertible Subordinated Notes in July 1997. The default resulted in a significant restructuring of the indebtedness and the maturity date of the indebtedness with the lender which was completed in December 1997.

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

                 The first agreement involved the transferring of an 89% interest in the Company's wholly owned subsidiary, New World Power Vermont (subsequently changing its name to Northern Power Systems), to Arete Ventures (holders of a portion of the Subordinated Convertible Notes) in exchange for the elimination of the total outstanding obligations to that group of Subordinated Convertible Debt holders. In addition, the Company retained an 11% interest in the form of a Series A Redeemable Preferred Stock in Northern Power Systems. The preferred stock consists of 129,643 shares with a $1.00 redemption value per share (see Note 19 for Subsequent Events).

                 The second agreement involved the restructuring and reduction of the remaining outstanding indebtedness to the Flemings Group (holders of the remainder of the Subordinated Convertible Notes, "Flemings"). The Company agreed to amortize $1,935,000 of indebtedness before December 1998 in varying monthly installments of principal and interest as agreed by the parties (see (a) above). In addition, the Company agreed to amortize an additional $850,000 under a three year note beginning in January 1998 and continuing through December 2000 (see (b) above). The monthly payment is $26,636 including principal and interest. The interest rate on the two notes is fixed at 8% per annum. The first note was collateralized by a first lien position of New World Power Texas Renewable Energy Partnership, a first lien position on Caton Moor (a subsidiary), and a first lien position on the Company's investment in China. The second note is collateralized by a second mortgage position on Wolverine (subject to a Subordination to a new investor in New World up to $1.5 million (see Note 19 for Subsequent Events). The balance of the indebtedness at the restructure date of approximately $1,346,000 was eliminated as debt and converted by the Noteholders into New World Power common stock at a conversion price of $1.50 per share when the market price of the Company's common shares trading on the pink sheets was approximately $0.25 per share. Accordingly, the Company issued approximately 897,400 shares of common stock to the Noteholders. As a result of this restructuring and the issuance of stock, the Company reclassified the indebtedness due to the Flemings Group as amounts due to related parties at December 31, 1998. The entire debt discount of the original notes was written off in 1997 as a result of the debt restructuring.

NOTE   9  -      DUE TO RELATED PARTIES (CONTINUED):

                 In February and March 1996, the Company defaulted on its loan agreements, and as a result, was required to restructure those obligations. The more significant terms of those restructured agreements were as follows:

                 8% Secured Subordinated Notes Due July 31, 2000

                 * The maturity date was changed from July 31, 2000 to July 31, 1997 or sooner if sinking fund balance is sufficient to redeem notes.

                 * In addition to collateral in the Company's Photocomm shares and New World China investment, additional collateral was pledged as follows:

                    -    The Company's 51% share in Solartec

                    -    The Company's shares in New World Power Texas Company

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

                 * The exercise price of warrants originally issued with the debt was reset to $8.75 per share.

NOTE   9  -      DUE TO RELATED PARTIES (CONTINUED):

                 (c) In July 1998, the Company closed a convertible debt
                     investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex International, Inc. (TSE:SXI). Synex will provide up to $1,000,000 to the Company in the form of a convertible debenture, which matures on June 30, 2001. The debenture provides for the conversion into the Company's stock at $1.00 per share and the interest rate is 10.3% per annum. In addition, the investment provided Synex with warrants to purchase up to 500,000 shares of the Company's common stock at $1.25 per share, which expire on June 30, 2000. Vesting in the warrants only occurs after the entire $1.0 million has been funded by Synex. The debenture is secured by a first mortgage position on Wolverine. As of March 1999, the Company has received approximately $500,000 from Synex under this lending facility. The investment also provides for a strategic alliance with Synex and a Participation Agreement for a minimum term of 18 months, which would enable the Company to procure resources for project assessment at rates detailed in the agreement. As part of the agreement, Synex purchased 100,000 shares of common stock from the Company for $25,000 and, accordingly, their debt is classified as Due to Related Parties.

                 Per the restructured agreement, the aggregate scheduled maturities and sinking fund requirements of long-term debt due to related parties as of December 31, 1998 for each of the next three years, are as follows (000's omitted):

                             Year                                  Amount
                             ----                                  ------
                             1999                                  $  373
                             2000                                     331
                             2001                                     400
                                                                   ------
                             Total                                 $1,104
                                                                   ======


NOTE  10  -      LEASES:

                 Operating Leases

                 The Company's wind power generation facilities are located on land that was leased by the Company under various non-cancelable operating lease agreements. Such leases generally contained provisions that allowed the landowners to terminate the leases for failure to pay due to lack of revenues produced. The land leases were terminated during 1997. Rental expense for the years ended December 31, 1998 and 1997 was zero.

NOTE  11  -      LITIGATION:

                 Dwight Kuhns et al

                 On November 12, 1996, Dwight Kuhns, former Chief Operating Officer of the Company and a former member of the Company's Board of Directors, commenced an action against the Company in the Superior Court, Alameda County, California alleging among other things the Company's failure to pay amounts due to Mr. Kuhns under his consulting agreement entered into at the start of January 1996. That agreement provided for a stated monthly fee and additional incentive fees for assisting in the restructuring/asset sales of the Company. The Company hired counsel to represent it in the Courts of California. During 1998, plaintiff was granted a judgement against the Company including penalties in the total amount of approximately $1.9 million. In December 1998, the Company and plaintiff entered into negotiations on which to settle his judgement and avoid bankruptcy for the Company. In January 1999, subsequent to the balance sheet date, the Company and plaintiff reached a settlement which provided for plaintiff to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company made both of those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum. Under the promissory note, the Company is required to make a $30,000 payment April 1, 1999, a $60,000 payment on July 1, 1999, a $60,000 payment on October 1, 1999 and the remaining principal and interest on December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest payable at 7.5%, secured by a third position on Wolverine. Payments under that mortgage note are to be made in six equal installments due on June 30 and December 31, of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to plaintiff and a warrant to purchase 75,000 shares of the Company's common stock at $2 per share. The Company recorded a liability for the settlement of $650,000 in the financial statements under the captions of Current and Long-term portions of settlement obligations.

                 In November 1998, the Company filed suit in California against the legal firm that represented it in the Dwight Kuhns et al litigation. The allegations include, among other things, misrepresentation of the Company in the legal proceedings pertaining to the professional handling of that litigation. The Company is seeking unspecified damages.

NOTE  12  -      OTHER COMMITMENTS AND CONTINGENCIES:

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

                 On October 16, 1998, the Federal Energy Regulatory Commission ("FERC") issued licenses for all four hydroprojects of the Wolverine Power Corporation. In addition, the FERC amended the Sanford license rescinding its original order that Sanford operate on a run-of-river basis in which outflow would equal inflow and allow it to continue to operate in a peaking mode. The licenses are valid for 30 years.

                 Performance Bond

                 In connection with the Company's proposal to construct a hydroelectric facility at Anderson Falls, Argentina, the Company was required to post a $1 million performance bond. The Company was unable to complete the project financing primarily due to the local utility credit downgrading and as a result the construction of this facility was halted. The Company faces the risk that this bond may be called. Management is currently seeking a buyer for this development project who would assume the Company's obligations under the performance bond. The Company has recorded a reserve for its estimated exposure with respect to this project. See Note 19 for Subsequent Events.

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

NOTE  12  -      OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):

                 Agreements with Dominion Bridge

                 In August 1996, the Company terminated their existing interim services agreement with Glass & Associates and entered into a new interim services agreement with Dominion Bridge. Under the interim services agreement, Dominion Bridge would provide an interim Chief Executive Officer as well as a consultant to the Company. The compensation under the agreement would be $40,000 per month payable in a combination of cash and common stock of the Company. At the same time, the Company entered into a joint venture agreement with Dominion Bridge to further develop the projects currently in development in August 1996. Due to various reasons, the two companies only pursued the New World Texas Renewable Energy project which was sold in December 1997. In April 1998, the Company terminated its interim management contract with Dominion Bridge as well as other agreements and associations between the two companies. No additional compensation was given to terminate those agreements.

                 Employment Agreements

                 In May 1998, the Company entered into employment agreements with the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company. The terms of the employment agreements are for two years with an automatic renewal for two additional years unless terminated by mutual consent. Under the agreement, the CEO shall receive $125,000 salary per annum, 125,000 stock options exercisable at $.30 (vesting over two years) and an annual bonus at the discretion of the Board of Directors. The CFO shall receive $108,000 salary per annum, 100,000 stock options exercisable at $.30 (vesting over two years) and an annual bonus at the discretion of the Board.

NOTE  13  -      INCOME TAXES:

                 As discussed in Note 1, the Company adopted FAS 109 as of October 1, 1993.

                 Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                                     Current          Deferred          Total
                                                                    --------        ----------       ----------
                 YEAR ENDED DECEMBER 31, 1998:

                     U.S. FEDERAL                                   $    -          $   -            $     -
                     STATE AND LOCAL                                  (1,500)           -                (1,500)
                     FOREIGN                                          15,507            -                15,507
                                                                    --------        ----------         --------
                                                                    $ 14,007        $   -              $ 14,007
                                                                    ========        ==========         ========
                 Year Ended December 31, 1997:

                     U.S. federal                                   $    -          $   -              $   -
                     State and local                                  (1,500)           -                (1,500)
                     Foreign                                          15,820            -                15,820
                                                                    --------        ----------         --------
                                                                    $ 14,320        $   -              $ 14,320
                                                                    ========        ==========         ========

                 Differences between the effective income tax rate and the statutory U.S. federal income tax rate for the year ended December 31, 1998 are as follows:

NOTE  13  -      INCOME TAXES (CONTINUED):

                                                                      1998               1997           1996
                                                                    PERCENTAGE        Percentage     Percentage
                                                                    ----------        ----------     ----------
                 Statutory U.S. Federal Income Tax benefit              (34.0%)           (34.0%)        (34.0%)
                 Loss without benefit                                   -                  31.6%          33.1%
                 Temporary difference without benefit                    34.0%              2.4%            .9%
                                                                    ----------        ----------     ----------
                                                                        -                  -              -
                                                                    ==========        ===========    ==========

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

                 The Company and subsidiaries have previously incurred net operating losses for financial reporting purposes, some of which may be available as carryforwards to offset future taxable income. The tax effects of temporary differences and carryforwards which give rise to future income tax benefits and payables at December 31, 1998 are as follows:

                 Non-current assets:

                     Net operating loss carryforwards           $  14,831,148
                     Tax credit carryforwards                         595,000
                     Valuation allowance                          (14,751,168)
                                                                -------------
                     Net non-current asset                            674,980
                                                                -------------
                 Non-current liabilities:

                     Depreciation                                     674,980
                                                                -------------
                     Net non-current liabilities                      674,980
                                                                -------------
                 Net deferred tax                               $        -
                                                                =============

                 The tax credit carryforwards of $595,000 expire by 2002. At December 31, 1998, the Company has net operating loss carryforwards of approximately $42,600,000 which expires at various dates through 2018.

                 A full valuation allowance has been recorded against the deferred taxes as realization is considered not more likely than not as of December 31, 1998 and 1997.

NOTE 14   -      CAPITAL STOCK:

                 Common Stock

                 At the annual meeting of the stockholders on October 21, 1996, a reverse stock split of 1 for 5 was approved. The date of record for the reverse split was November 4, 1996.

                 At the annual meeting of stockholders held on June 22, 1995, the shareholders approved an increase of authorized shares from 20,000,000 to 40,000,000.

                 At December 31, 1998, the Company had outstanding warrants of 1,255,446 of which 163,956 were not exercisable at that date. The outstanding warrants' exercise prices range from $8.75 to $75.00 at December 31, 1998.

NOTE 15  -       STOCK OPTION PLAN:

                 In May 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan") pursuant to which it may issue awards and options to purchase up to 100,000 shares of common stock to its employees, directors and consultants. On January 31, 1995, the Plan was amended, increasing the number of shares authorized for options under the Plan to 400,000 shares. The 1993 Stock Incentive Plan replaced the Company's 1989 Stock Incentive Plan, except as to options for 116,813 shares which were then outstanding under the 1989 Plan. Options to purchase Common Stock at December 31, 1998 and 1997 are shown below.

                                                                              1998          1997
                                                                           ----------    ---------

                 Options outstanding, beginning of year                        -             -
                 Forfeitures during the year                                   -             -
                 Granted during the year (at $.30 per share)                225,000          -
                                                                           --------      ---------
                 Outstanding, end of year (at a price of $.30)              225,000          -
                                                                           ========      =========
                 Eligible for exercise, end of year                            -             -
                                                                           ========      =========

                 Had compensation expense for the Company's stock- based compensation plan been determined based on fair value at the grant date for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced. However the fair value at the grant date for the options issued in 1998 was deemed to be immaterial. The effects of applying SFAS 123 are not indicative of future amounts because this statement does not apply to awards granted prior to fiscal year 1998. Additional stock option awards are anticipated in future years.

                 The weighted average fair value of options granted during 1998 estimated on the date of grant using the Black-Scholes option pricing model was $.06. The fair value of the 1998 options is estimated on the date of grant using the following assumptions: dividend yield of 0%, expected volatility of 70%, risk-free interest rate range of 5.49% and an expected life of seven years.

NOTE  16  -      SEGMENT INFORMATION:

                 The Company's operations are classified into three segments: grid power production, wireless power sales and other products and services. Facilities within the grid power production segment sell electricity generated by wind farms and hydroelectric plants to customers under long-term power sales contracts. Operations within the wireless power segment include the manufacture, assembly and installation of renewable power generating systems, which was discontinued during 1997 (Note
                 3). The other products and services segment designs, develops, manufactures and installs wind turbines, and are included within corporate, eliminations and others.

                 The following table shows assets and other financial information by segment and geographical area for the years ended December 31, 1998 and 1997, (000's omitted).

                                                                                           Year Ended      Year Ended
                                                                                          December 31,      December 31,
                                                                                              1998             1997
                                                                                         -------------    --------------
                 Operating Revenue:
                    Grid Power Production                                                  $   2,574          $   2,370
                   Wireless Power Sales                                                         -                 -
                   Corporate, eliminations and others                                           -                 -
                                                                                           ---------          ---------
                 TOTAL OPERATING REVENUE                                                      $2,574          $   2,370
                                                                                           =========          =========

                 Operating (Loss) Profit:
                   Grid Power Production                                                   $     635          $   1,047
                   Wireless Power Sales                                                         -                  -
                   Corporate, eliminations and others                                           (659)            (3,079)
                                                                                           ---------          ---------
                 TOTAL OPERATING PROFIT (LOSS)                                             $     (24)         $  (2,032)
                                                                                           =========          =========

                 Assets at December 31:
                   Grid Power Production                                                   $   4,028          $   5,023
                   Wireless Power Sales                                                         -                  -
                   Corporate, eliminations and others                                            711              2,099
                                                                                           ---------          ---------
                 CONSOLIDATED ASSETS                                                       $   4,739          $   7,122
                                                                                           =========          =========

                 Capital Expenditures:
                   Grid Power Production                                                   $     101          $   -
                   Wireless Power Sales                                                         -                 -
                   Corporate, eliminations and others                                           -                 -
                                                                                           ---------          ---------
                 CONSOLIDATED CAPITAL EXPENDITURES                                         $     101          $   -
                                                                                           =========          =========

                 Depreciation and Amortization:
                   Grid Power Production                                                   $     732          $     737
                   Wireless Power Sales                                                         -                 -
                   Corporate, eliminations and others                                             10                 10
                                                                                           ---------          ---------
                 CONSOLIDATED DEPRECIATION AND
                   AMORTIZATION EXPENSE                                                    $     742          $     747
                                                                                           =========          =========

                 Impairment Charge:
                   Grid Power Production                                                   $    -             $    -
                   Wireless Power Sales                                                         -                  -
                   Corporate, eliminations and others                                           -                  -
                                                                                           ---------          ---------
                 CONSOLIDATED IMPAIRMENT CHARGE                                            $    -             $    -
                                                                                           =========          =========

                 Geographic Revenue:
                   North America                                                              $1,002          $   1,204
                   Central and South America                                                    -                  -
                   Europe                                                                      1,572              1,166
                                                                                           ---------          ---------
                 REVENUE CONSOLIDATED GEOGRAPHIC                                              $2,574          $   2,370
                                                                                           =========          =========

                 Geographic Assets:
                   North America                                                              $3,052          $   4,608
                   Central and South America                                                    -                  -
                   Europe                                                                      1,687              2,514
                                                                                           ---------          ---------
                 CONSOLIDATED GEOGRAPHIC ASSETS                                               $4,739          $   7,122
                                                                                           =========          =========


                 In 1998 and 1997 no customer accounted for more than 10% of total revenue.

NOTE 17  -       FINANCIAL INSTRUMENTS:

                 By nature, all financial instruments involve risk, generally market risk arising from change in interest rates and credit risk. Financial instruments that potentially subject the company to credit risk consist primarily of cash deposits, accounts receivable, accounts payable and long-term debt. Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                                                             1998
                                                  -----------------------------
                                                   Carrying      Estimated Fair
                                                    Amount           Value
                                                  ----------    ---------------
                                                                (000's omitted)
                   Assets:
                     Cash and cash equivalents     $   171             $171
                     Cash restricted in use            173              173
                   Liabilities:
                     Debt due related parties        1,103                -
                     Settlement obligations            650                -

                   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                   Cash and Cash Equivalents, Cash Restricted in use and Notes Receivable - The carrying amount is a reasonable estimate of fair value.

                   Debt Due to Related Parties and Settlement Obligations - It was not practicable to estimate the fair value of these financial instruments for 1998. See Note 9 for debt and settlement obligation terms.

                   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

NOTE 18  -       CONCENTRATIONS OF RISK:

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

NOTE 19   -      SUBSEQUENT EVENTS:

        (A)      CONSUMERS POWER COMPANY POWER PURCHASE CONTRACT

                 The rates under this power purchase contract were subject to renegotiation on December 31, 1995. The Company has abandoned its attempt to renegotiate its contract with Consumers Power Company and, as a result, its contract is continued on a year to year basis under the conditions of the original contract.

        (B)      REDEMPTION OF PREFERRED STOCK OF NORTHERN POWER SYSTEMS

                 In December 1997, the Company reached an agreement with the holders of the Subordinated Convertible Notes whereby New World retained an 11% interest in the form of a Series A Redeemable Preferred Stock in Northern Power Systems (formerly New World Power Vermont). The preferred stock consists of 129,643 shares. On February 25, 1999, the Board of Directors of Northern Power Systems elected to redeem al of the 129,643 shares of Series A Convertible Preferred Stock at the redemption price of $1.00 per share. The Redemption date was fixed at March 22, 1999. The Company elected to not convert its Series A Preferred Stock into common stock and accordingly received $129,643 in March 1999.

        (C)      DEBT REPAYMENT

                 The Company fully extinguished Convertible Subordinated Debentures due to the Flemings Group under the restructured first note by December 1998 and the balance remaining on the restructured second note as of March 31, 1999 is approximately $520,000 (see Note 9 for due to related parties.) Accordingly, the holders of the long term debt are in the process of releasing their lien on Caton Moor in accordance with the provisions of the debt agreements.

        (D)      PERFORMANCE BOND

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

        (E) SALE OF ARCADIAN RENEWABLE POWER CORPORATION, MAKANI UWILA AND NEW WORLD POWER GRID COMPANY

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

