Form 10-K/A
period 1996-12-31
NEW WORLD POWER CORPORATION
filed 1999-07-01
CIK 842691

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number                      0-18260

                         The New World Power Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-1659436
--------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 740 St Maurice, suite 604, Montreal, Quebec, Canada                H3C 1L5
----------------------------------------------------          -----------------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (514) 390-1333
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
              Title of each class                    on which registered
              -------------------                   ---------------------
                  None                                  Not Applicable
---------------------------------------       ---------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1997 was $540,701 based on the closing price of $.28 per share. The number of shares outstanding of the registrant's Common Stock as of March 31, 1997 was 2,225,967.

DOCUMENTS INCORPORATED BY REFERENCE:

                                Table of Contents

PART I                                                                     Page

         Item 1.   Business                                                   1

         Item 2.   Properties                                                12

         Item 3.   Legal Proceedings                                         18

         Item 4.   Submission of Matters to a Vote of Security Holders       19

PART II

         Item 5.   Market for Registrant's Common Equity
                              and Related Stockholder Matters                20

         Item 6.   Selected Financial Data

         Item 7.   Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                      21

         Item 8.   Financial Statements and Supplementary
                         Data                                                24

         Item 9.   Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure                                38

PART III

         Item 10.  Directors and Executive Officers of the
                          Registrant                                         41

         Item 11.  Executive Compensation                                    43

         Item 12.  Security Ownership of Certain
                          Beneficial Owners and Management                   46

         Item 13.  Certain Relationships and Related
                          Transactions                                       48


PART IV

Item 14.  Exhibits, Financial Statement
                     Schedules and Reports on Form 8-K                       52

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

          The grid power production division develops, owns and operates wind farms and hydroelectric facilities which produce electricity (kilowatt hours) for sale to electric utilities. Several of the Company's operating wind projects were sold in the first semester of 1997.

          The grid power services division was discontinued and certain assets were sold during 1995.

          The wireless power division assembles, distributes and sells integrated renewable power generating systems for commercial and industrial use where no service from an electric utility is available or in areas where purchasing electricity is not economical. In addition, the wireless power division includes village power which develops, owns and operates integrated renewable power generating systems which produce kilowatt hours for sale to small, electric utilities which are generally diesel-powered and removed from the main grid. Aportion of the assets in the wireless division was sold in 1996 and the remaining principal assets in the wireless division were exchanged for debt in an 1997 debt restructuring and, as a result of the restructuring, the wireless power was discontinued in 1997.

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

         The Company has proceeded with its primary course of action of asset sales with the full cooperation of the principal lenders and as per its covenants under the restructured loan agreements with said principal secured lenders. Short-term capital needs to fund the Company's operations during 1996, were made available from an escrow account held by one of the principal lenders. The Company marketed units that were developed and operating to pay down the restructured debt and provide capital to fund new development activities. The Company, in 1996, sold its wireless assets, in a less than favorable market environment given the time constraints put on those sales by the secured lenders.

         In early 1997, the Company completed the sale of two of its windfarms in the United Kingdom and its investment in an Irish windfarm. Proceeds from those sales were used to payoff one of the Company's secured lenders while paying down a portion of the indebtedness to the other secured lender, thus eliminating the difficulties of intercreditor arrangements from the future restructuring effoerts.

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

                                                                  Approximate       Power
        Name                      Location               Type      Capacity       Purchaser             Status
        ----                      --------               ----      --------       ---------             ------
Projects in Operations:
  Painted Hills       San Gorgonio Pass, California      Wind         1.00  MW       SCE             (Sold 1996)
  Los Vaqueros        Altamont Pass, California          Wind         2.90  MW       PG&E            (Sold 1996)
  Wolverine           Midland, Michigan                  Hydro       10.50  MW    Consumers          (Operating)
  Altamont            Altamont Pass, California          Wind        20.00  MW       PG&E            (Sold 1999)
  Makani Uwila        Oahu, Hawaii                       Wind        10.30  MW       HECO            (Sold 1999)
  San Jacinto         San Gorgonio Pass, California      Wind         9.30  MW       SCE             (Sold 1997)
  Dyffryn Brodyn      Dyfed, Wales                       Wind         5.60  MW      SWALEC           (Sold 1997)
  Caton Moor          Lancashire, England                Wind         3.00  MW      NORWEB           (Operating)
  Bellacorick         Bellacorick, Ireland               Wind         6.40  MW       ESB             (Sold 1997)
  Four Burrows        Cornwall, England                  Wind         4.50  MW       SWEB            (Sold 1997)

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

         Wolverine Hydroelectric Facilities. The Company owns four hydroelectric facilities on the Tittabawassee River near Midland, Michigan. The facilities were constructed between 1923 and 1925. One of the facilities was substantially rebuilt in 1945. The others contain original turbine-generators and power plant equipment. The facilities have a combined generating capacity of approximately
10.5 MW. The power is sold to Consumers Power Company ("Consumers") pursuant to a power purchase agreement which expires in May 2023, but provides for renegotiation of the energy and capacity prices every ten years commencing in 1996. The Company's current ten-year moving average hydroelectric production rate for these facilities is approximately 32.7 million kilowatt hours ("kW") per year. License applications for the facilities are currently pending before the Federal Energy Regulatory Commission (the "FERC"), and the Company does not know when the licenses will be granted. Although it is not possible to predict what conditions will be imposed by the FERC, the Company believes that the FERC may require a change in the method of operation within the next three to five years so as to release a minimum daily flow of water. See Subsequent Event note to the Consolidated Financial Statements.

         Altamont Wind Farm. The Company is currently operating approximately 250 first generation wind turbines at the Altamont Wind Farm. The Company is operating the site to mitigate some of the fixed costs at the wind farm. The power generated by these turbines is sold to PG&E pursuant to the Company's Standard Offer No. 1 ("SO1") Contract pursuant to which PG&E is obligated to purchase annually 150 MW of electricity. The SO1 Contracts provide for a price which is based upon the utility's short-term avoided cost of energy and the avoided capital cost (the cost of generating equipment). The Company had plans to retrofit the site as soon as the rate based on avoided cost of energy increased. Due to low avoided cost tariffs in the PG&E territory, the Wind Farm was placed for sale and sold in March 1999.

         Makani Uwila Wind Farm. The Company owns the Makani Uwila Wind Farm located at Kahuku on the north shore of Oahu in Hawaii. The wind farm includes the MOD-5B wind turbine, the world's largest operating wind turbine of the traditional horizontal axis type, which has a capacity of approximately 3.2 MW. In addition, the wind farm includes eight, 600 kilowatt Westinghouse wind turbines. The electricity from this wind farm is sold to The Hawaiian Electric Company, Inc. ("HECO") pursuant to an existing power purchase contract. The Company was negotiating an amendment to its power purchase contract with HECO. Soon after the negotiations had commenced, the Company's cash flow shortages as well as other external factors, resulted in the Wind Farm being offered for sale. In January 1997, the land owner, Campbell Estate, foreclosed on the property and put the site up for bid. The equity interest in this project was sold in March 1999.

         San Jacinto Wind Farm. The Company owns an approximately 50% interest in San Jacinto Power Company, Inc. ("San Jacinto Power"), a joint venture between the Company and Nevada Energy Company, Inc. The 50 % interest was sold in August 1997.

U.K. Facilities

         The following three wind farms represent the entire portfolio of sites located in the United Kingdom. All three projects were offered for sale throughout 1996. The Company received two bonafide offers and elected to sell two of the facilities to a U. K. based wind farm developer RES, Ltd. Due to mechanical problems associated with the Caton Moor facility, RES final offer was for Dyffryn Brodyn and Four Burrows only. In 1997, the Company elected to accept the RES offer and retain ownership of Caton Moor. As part of the sale, all bank project debt on Caton Moor was repaid and the Company continues owning 100% of Caton Moor, subject to a lien from the Company`s principal lender.

         Dyffryn Brodyn Wind Farm. The Company owns and operates a 5.6 MW wind farm on a 166 acre site near Whitland, Dyfed, Wales. The power generated at the wind farm is sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with the Non-Fossil Fuel Purchasing Agency Limited ("NFPA") and South Wales Electricity plc ("SWALEC"). The fixed, premium price period of the contract expires in December 1998. The project was sold in February 1997.

         Caton Moor Wind Farm. The Company owns and operates a 3 MW wind farm at Caton Moor, Lancashire in northwest England. The power generated at the wind farm is sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and NORWEB plc. The fixed, premium price period of the contract expires in December 1998.

         Four Burrows Wind Farm. The Company owns and operates a 4.5 MW wind farm located at Four Burrows, near Truro, Cornwall, England. The power generated at the wind farm will be sold pursuant to a 1991 renewable non-fossil fuel obligation power purchase agreement with NFPA and South West Electricity plc. The fixed, premium price period of the contract expires in December 1998. The project was sold in February1997.

Other Facilities

         Bellacorick Wind Farm. The Company owns approximately 87.5% of the ordinary shares of Renewable Energy Ireland Limited, the owner and operator of Ireland's first wind farm, which is located in Bellacorick, Ireland. During April 1997, the Company sold its interest in the project to the minority shareholder, Bord na Mona.

Projects Under Construction

         Andersen Falls Hydroelectric Facility. The Company owns 60% of Andersen ("Project Company") which has entered into a concession contract with Energia Rio Negro Socieded del Estado ("ERSE"), the state utility of the State of Rio Negro, Argentina, to design, reconstruct, operate and maintain a hydroelectric facility to be located at Andersen Falls, State of Rio Negro, Argentina. In connection with the proposal to construct this facility, the Project Company posted a performance bond for $1 million, which was guaranteed on a joint and several basis by the Project partners and the Company. Because of the Company's limited capital resources, there is a risk that the Company will have to pay under the terms of this performance bond. However, the facility was abandoned in 1996 and the status of bond obligations remains currently unclear. See Subsequent Events note in the Consolidated Financial Statements.

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

         Subsequent to the Company's initial investment, concern arose as to whether adequate approvals had been obtained, under Chinese law, for the acceptance of New World Power Corporation shares as payment for the Company's interest in Fujian.. Due to uncertainties involving, among other things, significant project construction delays and Fujian's lack of liquidity, the Company has recorded an other than temporary decline at December 31, 1995, to adjust the carrying value of its investment to the estimated net realizable value of the Company's continued interest in Fujian. Continued delays in 1996 and lack of capital for the project resulted in the Company writing its investment in the project to nil. The impact of this writedown is included as part of the impairment charge in the accompanying Consolidated Statement of Operations at December 31, 1996 and 1995 (see Note 3 and 10).

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

         Eolos I. The Company had secured the development rights to approximately 37,500 acres of land for the development of a wind farm in the La Ventosa region of the State of Oaxaca, Mexico. Power from this first phase 20 MW development will be sold to, CFE, the Mexican federal electric utility. The power purchase agreements are in the preliminary stages of negotiation and are subject to approval by the federal Ministry of Energy. This project is expected to be developed through a Mexican company in which the Company will have a minority interest. All work on this project was supended in early 1997.

         Lerma Hydroelectric Facility. The Company, through Entec S.A. de C.V., has a contract with the Mexican Federal District Water Commission to develop an
8.5 MW hydroelectric facility powered by the flow of water from an aqueduct which supplies part of the drinking water needs of Mexico City. Entec will be paid for the electricity generated by the project by the Federal District Water Commission under a long-term power purchase agreement. All work on this project was supended in early 1997.

         Big Spring Wind Farm. The Company, through its limited partnership New World Power Texas Renewable Energy Limited Partnership, has entered into a 15-year power purchase agreement with Texas Utilities Electric Company ("TU Electric") to purchase power from a 40 MW wind farm which is to be built near Big Spring, Texas. The agreement has been approved by the Public Utility Commission of Texas. Despite improving the financial feasibility of the project by substituting the new wind turbine generator technology, the Company was unable to finance the project and, as a result the rights to the project were sold to York Research of New York in late 1997.

         Tierras Morenas Wind Farm. The Company had been undertaking, through a Costa Rican subsidiary in which it has a 35% minority interest, to develop a wind farm to be located in Tierras Morenas near Lake Arenal, Costa Rica. The project is expected to have a capacity of 20 MW of electricity, all of which is to be sold to the Costa Rican state utility ICE under a 15-year power purchase contract. In May, 1996 the Company's Costa Rican 65% majority partner in the project entered into negotiations with a U.S. alternative energy development company to sell its majority interest and take over development of the project. This project was sold in 1998.

         Carrickabrock Wind Farm. The Company, through a joint venture with Bord Na Mona, is seeking to develop a 15 MW wind farm in the County of Tipperary, Ireland, to be owned and operated by the joint venture. The joint venture, in which the Company will have a 50% interest, will sell electricity to the ESB, the government-owned electric utility of Ireland, under a 15-year power purchase agreement. The joint venture has been attempting to resite the project nearby. An unfavorable outcome to these resiting efforts forced the Company to abandon the project in 1997.

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

         The Company was involved in assembling and selling two basic types of systems using photovoltaic panels. "Photovoltaic Systems" are those in which the sole form of power production is solar energy; these systems range from a basic panel and controller to varied applications involving lighting, water pumping and more sophisticated packages. Integrated Renewable Power Generating Systems are those which also use photovoltaic power for a portion of their power generation, but additionally incorporate other forms of renewable generation like wind and battery power. These systems are typically complex and much more expensive than the Company's Photovoltaic Systems.

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

         The Company distributes its Photovoltaic Systems through Photocomm, Inc. ("Photocomm"), Solartec, Inc. ("Solartec") and Entec ("Entec"), all partially-owned subsidiaries. The Company sold both Photocomm and Solartec in 1996 in order to fulfill a portion of its obligations to its lenders and concentrate on its core development business. The Company wrote down its investment in Entec, which is experiencing significant financial hardship,to nil in 1995.

         At December 31, 1995, the Company owns 6,612,447 shares (representing approximately 48.8%) of the issued and outstanding voting stock of Photocomm which is a publicly traded company engaged in the development, manufacture and marketing of photovoltaic systems and related products. The Company had an option to purchase an additional 1,500,000 shares at $3.00 per share expired at December 31, 1996. As of June 18, 1996, the closing price of these shares was $
2.56 per share. The Company is also a party to an agreement with other shareholders of Photocomm under which, the Company is assured of the election of three of Photocomm's seven directors. The Company also owns 51% of the issued and outstanding capital stock of Solartec, an Argentine corporation which is a fabricator and distributor of photovoltaic products in Argentina, and 50% of the issued and outstanding stock of Entec, a power developer in Mexico. During the fourth quarter of 1996, the Company has concluded the sale of the Photocomm shares together with its interest in Solartec for a consideration of $12.5 million. The proceeds from the sale were used to reduce the Company's obligations under the 8% Convertible Subordinate Notes.

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

         The Company has installed remote site and stand-alone generating systems for commercial and residential customers in over 30 countries and on all 7 continents. These systems provide power where reliability is crucial and power is a necessary commodity that was not previously available. The primary applications in the commercial sector are telecommunications, navigational aids, offshore platforms, area lighting and SCADA power equipment. In addition, the Company provides larger systems where renewable energy sources augment the energy provided through the utility grid which would normally be purchased from local utilities. The Company exchanged 89% interest in New World Vermont for debt with one of its secured lenders in December 1997, while the remaining 11% interest was redeemed in 1999

Village Power

         The Company develops, owns and operates integrated generating systems, powered by renewable and traditional sources, which produce kilowatt hours for sale to small electric utilities removed from the main grid. These systems use proprietary software for integration and control and utilize indigenous renewable resources, augmented by batteries, to replace existing base-load diesel generators, which are then converted into backup power sources. This division was closed during 1996.

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

         The Company is a sub-contractor with the National Renewable Energy Laboratory ("NREL") to develop "Advanced Wind Turbines" under a series of contracts. The first contract calls for development of the "Near Term Turbine," and is designed to produce hardware for sales and distribution in 1999. This contract is aimed at the development of an advanced, commercial-scale wind turbine to be manufactured in the United States. This turbine is designed for use in large-scale wind farm developments and other similar applications. The first Advanced Wind Turbine which the Company is developing will have a nameplate capacity of 250 kW with blades of 82 feet in diameter. The first prototype began operation in the San Gorgonio Pass in the spring of 1994. Continued improvements and redesign aimed at cost cutting is ongoing at this time. The information and technology advances developed by the Company in connection with the 250 kW Advanced Wind Turbine will be available for use by the Company in all of its products. Three patents related to the aileron control system were issued by the U.S. Patent and Trademark Office during late 1995 and early 1996.

         The Company owns several patents and patent applications relating to wind turbine technology. Although these patents and patent applications have value to the Company, they are not considered to be of material importance to its business as a whole. The Company's patents will expire during the period from 1996 to 2014.

         The New World Vermont is also involved with the development and deployment of large tracking PV array structures, grid connected PV applications and standalone wind/PV village power systems. Multiple projects are on-going at this time and the technology and experience can be used by the Company in the pursuit of it's business objectives. The Company sold 89% interest in New World Vermont in exchange for debt with one of its secured lenders in 1997.

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

         State Incentives. Under the Energy Policy Act, states must work with regulated public utilities to develop an integrated resource plan which implicitly includes development of renewable energy resources. Even prior to enactment of the Energy Policy Act, a number of States had undertaken to develop renewable energy policies and initiatives in response to increasing pressure from environmental groups which have focused on the air and water pollution associated with the development of new fossil fuel generating facilities.

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

         The Energy Policy Act amended PUHCA to allow independent power producers, under certain circumstances, to own and operate eligible facilities not exempted by PURPA in the United States or foreign countries without subjecting these producers to registration or regulation under PUHCA and without jeopardizing the qualifying status of their existing exempt projects. A company exclusively in the business of owning or operating generating facilities and selling electricity at wholesale or retail in a foreign country is also eligible for this exemption, as long as neither the company nor its subsidiaries sell electricity retail within the United States. These provisions are expected to enhance the development of facilities not exempted by PURPA in the United States which do not have to meet the fuel, production and ownership requirements of PURPA, as well as the development of foreign generating companies. The Energy Policy Act could benefit the Company by expanding its ability to own and operate facilities not exempted by PURPA but may also result in increased competition.

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

STRATEGIC ALLIANCES

         In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse Electric Corporation ("Westinghouse"). Westinghouse owns 158,659 shares (7.1%) of the Company's Common Stock. The alliance has not been as beneficial as both parties originally envisioned and, accordingly, the Company and Westinghouse have suspended joint pursuit of opportunities pursuant to this agreement. In 1998, the agreement was cancelled altogether by mutual consent, with no additional consideration being paid.

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

ITEM 2.  PROPERTIES

ADMINISTRATIVE

         The Company leases office space for executive and administrative functions at various locations around the country:

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

         Altamont Wind Farm. The Altamont Wind Farm is located on approximately 4,000 acres of leased land in the Altamont Pass, California. The Company owns approximately 305 miles of power lines, one substation and a 5,000 square foot maintenance building on the property. (Sold in 1999.)

         Makani Uwila Wind Farm. The Makani Uwila Wind Farm is located on approximately 65 acres of leased land on Oahu, Hawaii. (Discontinued in 1996 and sold in 1999)

         Los Vaqueros Wind Farm. The Los Vaqueros Wind Farm is located on approximately 101 acres of leased land in the Altamont Pass, California. (Sold in 1996)

         San Jacinto Wind Farm. The San Jacinto Wind Farm is located on approximately 165 acres of leased land in the San Gorgonio Pass, California. (Sold in 1997)

         Dyffryn Brodyn Wind Farm. The Dyffryn Brodyn Wind Farm is located on approximately 166 acres of leased land near Whitland, Dyfed, Wales. (Sold in
1997)

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

         The Company's manufacturing facilities for renewable power generating systems, including its design and system assembly departments, are housed in a 7,200 square foot Company-owned facility in Waitsfield, Vermont. (Exchanged in 1997 for debt).

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

         Subsequently, in 1997, and notwithstanding all of the above, the Company has proposed alternate wind turbine equipement for the Big Springs project and with approval by Texas Utilities all plans to deploy Enercon equipement in the United Sates were abandoned. As a result, the Company is no longer a party to the Kenetech litigation with Enercon.

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

         While the judgment was under appeal, the Company was unable to post with the Court the required bond to stay the execution of the judgment. The plaintiff has obtained several garnishee orders against the Company and has caused the court to issue subpoenas for the Company and its officers. Wishing to avoid the distraction from the operations and delays in implementation of the new business plan, the Company entered into a settlement agreement with the plaintiff in January 1999. Upon payment of $375,000 and delivery of $275,000 note together with 150,000 common shares and 75,000 warrants to purchase shares at $2 each, the Company will obtain full satisfaction of the judgement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of the shareholders held October 21, 1996, the shareholders approved the sale of the Company's wireless division interests, the five for one reverse split of the Company`s common stock as well as the current Board of Directors.

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

                                                    *High             *Low
                                                   -------           ------
         Quarter ended December 31, 1993              64               45
         Quarter ended March 31, 1994                 69               51
         Quarter ended June 30, 1994                  59               45
         Quarter ended September 30, 1994             56               46
         Quarter ended December 31, 1994              53               30
         Quarter ended March 31, 1995                 38               23
         Quarter ended June 30, 1995                  33               22
         Quarter ended September 30, 1995             31               12
         Quarter ended December 31, 1995              19                8
         Quarter ended March 31, 1996                 12                5
         Quarter ended June 30, 1996                4 3/4             2 1/2
         Quarter ended September 30, 1996           3 3/4             1 1/4
         Quarter ended December 31, 1996               2                3/4
         Quarter ended March 31, 1997                  1               9/32

         * Price adjustments have been made to reflect the 1 for 5 reverse stock split.

         The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 31, 1997, there were approximately 367 holders of record of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company's statements of operations for the year ended December 31, 1996, 1995 and 1994 and its balance sheets as of December 31, 1996, 1995 and 1994 are derived from the Company's audited Consolidated Financial Statements (000's omitted). The Company's statements of operations for the year ended December 31, 1996, 1995 and 1994 and such balance sheets as of December 31, 1995 and 1994, and the auditors' report thereon, are included elsewhere in this report. Such data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes and the independent auditors' reports and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                 Ended
                                                   Year Ended December 31,    December 31,        Year Ended September 30,
                                         1996         1995        1994           1993             1993              1992
                                      ----------    --------    --------     -------------     ------------------------------
STATEMENT OF OPERATIONS DATA:                                                 Three Months       (In thousands, except per
                                                                                                        share data)
Operating revenue:
   Grid Power Production                  $8,033     $ 7,735     $ 3,129           $  275           $ 1,730           $ 1,955
   Wireless Power Sales                    6,112       8,647      18,878              430             1,432             1,785
   Other Products and Services             1,240          (9)        901              (15)              810                 -
                                      ----------     -------    --------      -----------     -------------    --------------
                                      ----------     -------    --------      -----------     -------------    --------------
    Total operating revenue               15,385      16,373      22,908              690             3,972             3,740
                                      ----------     -------    --------      -----------     -------------    --------------

Operating expenses:

   Cost of operations                     12,576      13,102      17,237              689             2,516             2,488
   Research & Development                      6         426         339              165                52                 -
   Project development                       706       4,361       2,052              259               779                 -
   Selling, general and
     administrative expenses               6,768       7,627       9,222            1,023             2,841             3,332
   Equity loss of non-consolidated
     affiliates                              (77)      4,199         912              112                 -                 -
   Impairment charge                       6,359      24,431           -                -                 -                 -
                                      ----------     -------    --------      -----------     -------------    --------------

Operating loss                           (10,952)    (37,773)     (6,854)          (1,558)           (2,216)           (2,080)
                                      ----------     -------    --------      -----------     -------------    --------------
                                      ----------     -------    --------      -----------     -------------    --------------

Net (loss) income from continuing
  operations before
  extraordinary items                   $(19,659)   $(39,851)    $(6,240)        $ (1,464)              $67            $1,153
                                      ----------     -------    --------      -----------     -------------    --------------
                                      ----------     -------    --------      -----------     -------------    --------------

Net (loss) income attributable
  to common shares                      $(19,659)   $(41,751)    $(7,793)        $ (1,576)           $  537           $ 1,153
                                      ----------     -------    --------      -----------     -------------    --------------
                                      ----------     -------    --------      -----------     -------------    --------------


                                                                                   Three Months
                                                                                      Ended
                                                       Year Ended December 31,      December 31        Year Ended September 30,
                                               1996          1995       1994           1993             1993              1992
                                            -----------   ---------   ----------   ------------    -------------     -------------
STATEMENT OF OPERATIONS DATA (CONTINUED):                                                            (In thousand, except per
                                                                                                            share data)

Earnings (loss) per common and
  common equivalent share:
Net loss from Continuing operations
  attributable
  to common shares                             $(8.83)      $(19.14)     $(3.78)      $ (1.35)         $ 0.20           $ 3.15

    (Loss) income from discontinued
      operations                                   --        (0.70)       (0.72)        (0.05)           0.45               -
                                               ------      --------     --------     --------        --------           ------
Primary and fully diluted**                    $(8.83)     $ (19.84)    $ (4.50)      $ (1.40)         $ 0.65           $ 3.15
                                                           ========     ========     ========        ========           ======

Weighted average number of shares**             2,227         2,105       1,730         1,142             852              335
                                               ======      ========     ========     ========        ========           ======

                                                                  As of December 31,                  As of September 30,
                                                         1996          1995         1994          1993          1992         1991
                                                      ----------    ---------     ---------    ----------    ----------    --------
BALANCE SHEET DATA:
Cash                                                        $449        $ 681       $ 3,889       $ 1,985         $ 210      $ 292
Cash restricted in use                                     2,377        4,670             -             -             -          -
Working capital (deficiency)                            (10,311)      (16,762)        2,535         3,386        (8,946)   (10,069)
Plant, property & equipment, net                          21,118       29,375        35,730         9,018         5,983      5,815
Deferred Series B preferred stock offering costs               -            -           121           171         1,014          -
Total assets                                              29,820       65,396        74,173        22,978        19,054     20,916
Current portion of long-term debt                          6,658       17,966           187           250         5,247      4,493
Due to related parties                                     4,014        4,628         3,585             -             -          -
Current portion of capital lease obligations                  14           84            12         3,182         4,307      6,267
Long-term portion of long-term debt                        5,394        7,650         7,905           451         1,343        649
Long-term portion of capital lease obligations                 8           76            17           118         3,379      8,366
Redeemable preferred stock                                     -            -         3,184         2,827             -          -
Stockholders' equity (deficiency)                          1,592       21,023        46,366        12,063        (2,877)    (5,836)
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

         In the latter part of 1995, liquidity became extremely constrained and it became apparent to management that operating cash flow would not be sufficient for the Company to meet its debt service payments due in the early part of 1996. As a result, the Board of Directors appointed a new Interim Chief Executive Officer and management developed a revised business strategy with the objectives to reduce debt, increase equity and alleviate the Company's short-term liquidity problems and improve long-term liquidity. Key elements of the revised business plan include:

         * The Company is focusing on a selected, limited number of development projects.
         * The Company is selling off certain of its existing hydroelectric and wind projects currently under development or construction.
         * The Company used the proceeds from the sale its ownership interests to meet its current and other debt service requirements.
         * The Company did not pursue any new wind farm development projects in the United States. This element of the business plan does not affect projects for which the Company has completed the bidding process or has been selected through a competitive process to operate a wind farm.
         * The Company sold a majority of its wireless business or sell its Photocomm subsidiary.
         *        The Company reduced administrative staff.

         Management believes that its revised business plan will achieve the Company's objectives of reducing debt, increasing equity and improving both short-term and long-term liquidity. However there are numerous risks and uncertainties surrounding management plans, principally the risk that management will not be able to sell investments identified in its business plan within the time frame required by the restructured loan agreement, or for the amounts estimated by management

         Shortly after management approved the revised business plan, the Company defaulted on several of its debt obligations and restructured those obligations with its lenders. Part of the terms of the restructured loans included a release of up to $3.3 million cash collateral held by the lender, additional collateral, additional finance charges and the requirement that the Company raise $10 million in net proceeds from the sale of assets or securities by July 31, 1996 and raise an additional $17 million in net proceeds from the sale of assets or securities by November 30, 1996. Further, a significant portion of the proceeds from the sale of assets or securities will be placed in a sinking fund for the purpose of debt retirement.

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

         In January 1995, the Company acquired approximately 87% of the stock of an Irish wind farm having a capacity of 6.4 MW. Also, during 1995, the Company commenced development of a 16 MW hydroelectric facility and commenced development of a 22 MW wind power facility both in Costa Rica. In addition, the Company purchased an equity interest in the 39 MW hydroelectric facility located in the Fujian province of China.

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

RESULTS OF OPERATIONS

1996

Revenues

         Revenues decreased $1.0 million (6%) during 1996, as compared to 1995. The grid power production grew 4% to $8.0 million; the well above average year generation at Wolverine was offset by continued weak wind resource in England. The Wireless power sales of $6.1 million were $2.5 million or 29% below the previous year, primarily on account of weak revenues from Solartec.

Cost of Operations

         Cost of operations in 1996 of $12.5 million decreased $0.5 million (4%) as compared to 1995.

Research and Development Expense

         Research and development expenses of $6,000 in 1996 in comparison to $426,000 are in line with Company's efforts to reduce its spending during the restructuring.

Project Development Expenses

         Project development expenses were contained to $.7 million in 1996 as compared to $4.3 million during the previous year. Following a substantial curtailment of spending during the first semester, during the third quarter, the Company has transferred its project in development portfolio to a joint venture with Dominion Bridge, effectively transferring the project funding obligations to its joint venture partner.

Selling, general and administrative

         Selling, general and administrative expenses were $6.8 million, a decrease of $0.9 million or 11%. The effects of corporate costs elimination were offset by external consulting and legal restructuring fees.

Impairment Charge

         In 1996, the Company recorded an impairment charge of $6.4 million as compared to impairment charges of $24.4 million in 1995. The charges were reflected as a reduction of the following financial statement captions:

                                                      1995            1996
      Property, plant and equipment, net         $1.4 million    $ 13.4 million
      Goodwill, net                                                 4.1 million
      Investments                                 3.5 million       5.9 million
      Inventories and other non-current assets    1.5 million       1.0 million
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

Operating Loss

         Operating loss decreased $26.8 million to $11million, due primarily to reductions in impairment charges and decreases in losses from non-consolidated affiliates.

Other Income (Expense)

         Interest expense increased by $4.1 million during 1996 to $6.6 million, which was attributable to an increase in indebtedness of the Company and the rates charged on the Company's debt under the default provisions.

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

Impairment Charge

         In 1995, the Company recorded an impairment charge of $24.4 million. The impairment charge was reflected as a reduction of the following financial statement captions:

      Property, plant and equipment, net                       $ 13.4 million
      Goodwill, net                                               4.1 million
      Investments                                                 5.9 million
      Inventories and other non-current assets                    1.0 million
                                                               --------------
                                                               $ 24.4 million
                                                               --------------
                                                               --------------

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

Operating Loss

         Operating loss increased $4.6 million during 1994 from fiscal 1993. Corporate items, eliminations and other was attributable for $4.9 million of the increase, while Grid Power contributed $1.2 million of the increase. These increases were partially offset by Wireless which reported an increase in operating profit of $564,000. See further discussion under Segment Analysis.

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

dollars for purposes of consolidation.

         In the year ended December 31, 1996, 1995 and 1994, the Company recognized in the stockholders' equity section of the balance sheet currency translation adjustments of approximately $(473,522), $778,838 and $646,580, respectively, related primarily to the United Kingdom and Mexico. The currency has remained stable in those other countries where the Company has significant local currency denominated investments.

Segment Analysis

Grid Power Production

         Revenue. Power production revenue is dependent upon the Company's installed capacity, the availability of the renewable resources used to produce the power, and the rate at which the produced electricity is sold.

         For the year 1996, the grid power generation revenue increased 4% to $8.0 million, as compared to $7.7 million in 1995. The results of the UK and Irish windfarms continued below expectations, as the weak wind resource conditions persisted but the results at Wolverine were substantially above historical averages.

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

Operating (Loss) Profits.

Segment loss for the year 1996 of $3.2 million includes impairment charge of $1.4 million, as compared to $26.5 million during the previous year, which included $20.9 million in impairment charges and $4.5 million in charges related to the Mexican operations. In 1996, the Company stopped the funding of Entec in Mexico, thus reducing the segment losses.

1995 segment operating loss increased $26.5 million including a $20.9 million impairment charge. Additionally, the Company recorded approximately $4.5 million related to the Company's Mexican operation. The change is further impacted by $2.0 million of project development expenses related to China, the U.K. and Chile, partially offset by operating profits of the Company's U.K. and Irish wind farms. See geographic discussion below.

         Segment operating profits decreased $1.2 million during 1994 from 1993, primarily attributable to the operating results of the Arcadian wind farm and Makani wind farm.

Wireless Power Sales

         Revenue.

Revenue from Wireless power in 1996 of $6.1 million was $2.5 million below the 1995 sales of $8.6 million due to lower than expected sales from Entec and lack of new projects in Argentina.

Revenues in 1995 decreased by $10.2 million (54%) from 1994. The decrease in revenues is attributable primarily to the de-consolidation of Photocomm ($15.7 million). This decrease was partially offset by Solartec which reported an increase of $3.0 million due to the first full year of operation under the Company's control for both subsidiaries. An additional $900,000 was generated by the Company's new Santa Fe Argentina project.

         The Company increased revenues in 1994 over fiscal 1993 by $17.4 million, which included $11.9 million from Photocomm, which was consolidated for the first time.

         Operating Income (Loss).

Operating loss in 1996 of $.3 million represents $1.1 million reduction from the previous year loss of $1.4 million. The 1995 loss includes $2.3 million impairment charge, while no such charges were included in the 1996 results. The resulting increase in the segment loss, prior to the impairment charges results from lower than expected business activity in the segement.

In 1995, the income (loss) decreased $1.8 million during 1995 including an impairment charge of $2.3 million. Excluding the impairment charge, the operating income increased $500,000. The increase was primarily attributable to Solartec ($383,000). The remaining increase was primarily attributable to the Company's NPS subsidiary.

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

         Subsequently, in July 1996, the Company has entered into a modified joint venture agreement with CCJEC, consenting to retraction of the NWPC share contribution into the project capitalization. As a result the common shares previously issued to CCJEC were canceled prior to the Company's Annual Meeting.

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

         In early 1997, the Company closed on the sale of two of its windfarms in the United Kingdom and the sale of its investments in the windfarm in Ireland. Proceeds form the sale of approximately $6.4 million were repaid to the principal secured lenders. With the sales completed in Ireland and the United Kingdom, al but one of the Company's secured lenders have been repaid in full.

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

         At December 31, 1996, the Company had a working capital deficit of $
10.3 million as compared to $16.7 million in 1995. In both years, the deficit in working capital is the result of inclusion of certain debt obligations on which the Company defaulted subsequent to December 31, 1995 and for which the Company's restructured debt agreements require certain levels of assets sales to be completed by certain dates. Uncertainties exist as to whether the aforementioned provisions can be met. Net working capital at December 31, 1994, was $2,535,034, giving a current ratio of 1.20. During 1996, net cash flows used in operating activities was$4,215,815, as compared to $4,794,191 in 1995 and as compared to net cash flows used in operating activities of $2,940,379 during 1994.

         In 1996, 1995 and 1994, $15,114,556, $16,679,309 and $31,971,650 was
used in investing activities, principally for property plant and equipment, and the acquisition of the interest in Solartec and the additional stock in Photocomm. These amounts were significant increases over the previous years.

         In 1996, $11,131,328 was used in financing activities as compared to $18,027,183, which was provided by financing activities in 1995 primarily from the net proceeds from the issuance of common stock and the net increase in long-term debt. In 1994, $35,726,352 was provided by financing activities. In addition to the proceeds from the equity offerings, the Company received net proceeds of $6,150,450 in 1994 from project financings of its two United Kingdom wind farms. Lesser amounts were provided in the two previous fiscal years.

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

         The Company expects to need financing for the construction of wind farm and hydroelectric facilities in 1997, which will require project equity and debt financing. The Company plans to raise substantially all of the financing for these projects from external sources, through equity syndications and non-recourse debt financing based at the operating subsidiary level. There can be no assurance, however, that the Company will succeed in obtaining such financing. If the Company's operating subsidiaries do not have access to capital markets on a substantially non-recourse basis, the Company itself may have to make larger equity investments in or provide more financial support for its projects, however, there is uncertainty as to the ability of the Company to make such investments, if needed. If the Company was unable to finance a project on a non-recourse basis, its ability to obtain other types of debt financing may be adversely affected by the Company's history of operating losses. If adequate financing were not available it would be likely to adversely affect the future of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Accountants, consolidated financial statements and financial statement schedules that are listed in the Index to Consolidated Financial Statements and Financial Statements Schedule on page F-1 are included here.

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

         During the Company's two most recent fiscal years and through October 30, 1996, the Company has not consulted with Lazar, Levine & Felix, LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditors, as described in Regulation S-K, Item 304(a)(2).

         In September 1996, Price Waterhouse resigned as the Company's auditors. In March 1997, the Company's Board of Directors authorized a resolution appointing Lazar, Levine & Felix, LLP as the Company's auditors for the year ended December 31, 1996.

                                                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth certain information with respect to the Directors of the Company:

                                               PRINCIPAL OCCUPATION
                                             FOR THE PAST FIVE YEARS                             FIRST YEAR BECAME
NAME                                     AND CURRENT PUBLIC DIRECTORSHIPS             AGE           A DIRECTOR
-----                                    --------------------------------             ---           ----------
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
Herbert L. Oakes, Jr.                                                                  50              1993
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

                                                           Summary Compensation Table
                                                                                             Long Term
                                                 Annual Compensation                       Compensation
                                     ---------------------------------------------      -------------------
           Name and                                                   Other Annual     Securities Underlying      All other
      Principal Position            Year      Salary       Bonus     Compensation         Options (#)(1)            Compensation
      ------------------            ----      ------       -----     ------------         --------------            ------------

John D. Kuhns                       1996                              1,500,000
  Chairman of the Board(3)          1995    $476,000(2)      $0           $0                   1,000,000                    $0
                                    1994     480,000(2)       0            0                           0                     0
                                    1993     480,000(2)       0            0                           0                     0
Anthony J. Baratta, Jr.
  Executive Vice President and

  Chief Financial Officer(7)        1995     116,440          0            0                           0               110,000(6)

Dwight C. Kuhns                     1996                                650,000
  Former President(4)               1995     172,809          0            0                     125,000                     0
                                    1994     175,000          0            0                           0                     0
                                    1993     112,500          0            0                           0                37,500(5)
Michael H. Best

  Former Executive                  1995     172,809          0            0                     125,000                     0
    Vice President(8)               1994     175,000          0            0                           0                     0
                                    1993     150,000          0            0                           0                     0

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

(3) Mr. John Kuhns resigned as Chief Executive Officer of the Company on April 11, 1996.

(4) Mr. Dwight Kuhns resigned as President of the Company effective on December 31, 1995. Other compensation in 1996 represents the settlement of a judgment against the Company granted by the Alameda County Court in favor of Mr. Kuhns, as described in more detail in the notes to the financial statements.

(5) Represents consulting fees paid to Mr. Dwight Kuhns prior to this employment by the Company, which commenced in January 1993.

(6)  Consists of a relocation expense.

(7) Mr. Baratta was appointed Executive Vice President and Chief Financial Officer as of May 31, 1995. Mr. Baratta's ceased to be employed by the Company on March 29, 1996.

(8)  Mr. Best resigned his position with the Company in December 1995.


Option Grants Table.

At December 31, 1996, pursuant to termination of employment of all executives who were granted awards under the Company's Stock Incentive Plans, all options to purchase Company's common shares expired upon termination of each executive. As a result, at that date the Company had no options outstanding, other than to the independent Directors of its Board.

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

                   NAME AND ADDRESS                                                             PERCENTAGE
                OF BENEFICIAL OWNER(1)                      SHARES BENEFICIALLY OWNED**        OF CLASS(2)
               ------------------------                     ----------------------------       ------------
Sundial International Fund Limited (3)                                        318,103              14.3
c/o Euro Canadian Trust Company Limited
P.O. Box 393750, Shirley Street
Nassau, Bahamas
Fleming Capital Management (4)

320 Park Avenue                                                               237,749              10.6
New York, NY 10022

Westinghouse Electric Corporation(5)                                          158,159               7.1
11 Stanwix Street
Pittsburgh, Pennsylvania 15222

Herbert L. Oakes, Jr.(6)                                                      233,625              10.5

Gerard Prevost                                                                      0

Frederic Mayer                                                                      0

Gerald R. Cummins(7)                                                            1,997                 *

Nazir Memon, M.D.(8)                                                            2,673                 *

Lucien Ruby(9)                                                                 65,179               2.9

Vitold Jordan                                                                       0                 *

All Directors and Executive Officers as a Group (7                            303,474              22.0
     persons)(13.4)

* less than one percent.

**Adjusted to reflect the 1 for 5 reverse stock split

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)  Based upon 2,225,967 shares of Common Stock outstanding on March 31, 1997.

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

         On December 1, 1995, the Company transferred and endorsed to Sundial International Fund Ltd. a First Mortgage Note in the principal amount of $3,615,370 along with the Mortgage and Security Agreements in exchange for its Class B Preferred Stock. The Note was payable together with interest at the LIBOR+4% points in full on December 1, 1996. Principal and interest are due in seven quarterly installments of principal (each equal to five percent of the principal balance). The Note was restructured subsequent to December 31, 1995 and is now due in four payments due December 1, 1996, March 1, 1997, June 1, 1997 and July 31, 1997. The note was paid in full in April 1997

         In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse Electric Corporation ("Westinghouse"), a beneficial owner of more than five percent of the Company's Common Stock, jointly to develop, market, construct and own renewable power projects. Under the agreement, the Company and Westinghouse will have the option to participate with the Company in renewable power projects. In consideration of Westinghouse's obligations under the agreement, the Company agreed to issue to Westinghouse up to 91,954 shares of the Company's Common Stock, in installments, over a four-year period (of which shares were to be but have not been issued) and an Incentive Warrant which will enable Westinghouse to purchase up to 163,956 shares of the Company's Common Stock, based upon certain operating revenue targets for the Company. The Company and Westinghouse are currently discussing the mutual cessation of the business relationship.

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

         In February 1995, the Company issued a warrant to purchase 30,000 units of the Company to Oakes, Fitzwilliams & Co. S.A. ("OFLSA"), a company controlled by Herbert L. Oakes, Jr., in its capacity as the placement agent in connection with the placement of 1,500,000 units in an offering to offshore investors. Each unit consists of one share of Common Stock and two warrants, each to purchase one share of Common Stock at an initial exercise price of $37.50 per share. The warrant entitles OFLSA to purchase the units at $36,00 per unit and expires on January 14, 2000. The Company also paid to OFLSA a fee of $720,000 in connection with the offering which was subsequently used by OFLSA to purchase an additional 24,000 units from the Company.

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

         As previously discussed under Liquidity and Capital Resources, the Company entered into an agreement (the "Fleming Agreement") to issue $15,750,000 of its 8% Convertible Subordinated Notes due July 31, 2000 and warrants to purchase up to 157,500 shares of its common stock pursuant to the terms of the Note and Warrant Purchase Agreement. In connection therewith, the Company granted a security interest in all the shares of common stock (both owned beneficially or of record) of New World China Company Limited and Photocomm. The Company also granted certain demand and registration rights. Approximately $2,622,000 of the 8% Convertible Subordinated Notes were issued to OFLSA.

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

         On June 11, 1996, the Company and Oakes, Fitzwilliams & Co. S.A. ("OFLSA") executed a financial advisory services letter agreement ("Financial Advisory Services Agreement") pursuant to which the Company agreed that for (1) services rendered during 1995 and 1996 relating to the restructuring of the Company's management and capitalization ("Restructuring Services") and (2) services to be rendered in connection with the anticipated negotiations with Cedar Group, Inc. ("Cedar") or other entity ("Financial Advisory Services") that: (a) OFLSA is be issued 240,000 shares of the Company's Common Stock (in lieu of $125,000 in cash), (b) OFLSA would be paid its expenses already incurred, some of which have been submitted to the Company but not paid, in the approximate amount of $85,000 and (c) the warrants to purchase shares of Common Stock of the Company received in the past of OFLSA as compensation would be exchanged for New Warrants, and (d) at the closing of a transaction with Cedar, the Company will pay to OFLSA a cash fee in an amount equal to 2.5% of the value of the total consideration of the Transaction and reimburse OFLSA its reasonable out-of-pocket expenses not incurred in the normal course of business. This advisory services fee is still under negotiation for settlement

         Effective as of February 29, 1996, the Company entered into Amendment No. Two (the "Amendment") to the Fleming Agreement. Pursuant to the terms of the Amendment, the maturity of the 8% Notes was accelerated to July 31, 1997, with interest payments permitted in pay-in-kind securities prior to the interest payment due January 31, 1997. Also pursuant to the Amendment the warrants originally issued under the Fleming Agreement were repriced from an exercise price of $7.50 per share to an exercise of $1.75 per share. Also pursuant to the Amendment, the Company is required to effect certain asset sales and offer to redeem the 8% Notes with the proceeds from such sales. The Noteholders also received additional security from the Company in connection with the Amendment in exchange for allowing the Company to access the $3.3 million held in escrow as collateral, subject to certain restrictions.

         George P. Petrenko is an employee of Glass & Associates, Inc. ("Glass"). The Company has entered into a Consulting Agreement with Glass dated February 7, 1996, pursuant to which Glass provides management consultation services at an hourly rate for George Petrenko and one or more additional Glass employees. The Consulting Agreement was amended effective April 15, 1996 to provided for the services of Mr. Petrenko and another Glass employee at the rate of $10,000 a week, plus out-of-pocket expenses. Under the revised agreement, Glass may receive a bonus based upon the percentage of the net proceeds that the Company receives from the sale of certain assets. The Company has paid Glass the sum of $244,399 through June 15, 1996. This agreement terminated in 1996.

         Effective January 1, 1996, the Company entered into a Consulting Agreement with Condor Management Associates, Inc. ("Condor"), a corporation owned by Dwight Kuhns, the brother of John D. Kuhns. The Consulting Agreement provides for monthly compensation to Condor to supervise the shutdown and sale of the Company's wind farms in California and Hawaii. The Consulting Agreement further provides for commissions upon the sale of certain assets and upon the favorable conclusion of negotiations with creditors of the Company's California and Hawaii operations. Certain of these commissions may be paid in shares of the Company's stock. The Consulting Agreement is terminable on thirty days notice. The Company has paid Condor $81,000 through June 15, 1996. This agreement terminated in 1996.

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

22.1              Subsidiaries of the registrant. (3)

*27               Financial Data Schedule

(3)      Incorporation by reference herein to the 1995 10-K

-------------------

*        Filed herewith.

         (b) Reports on Form 8-K

         One report on Form 8-K dated October 31, 1996 was filed during the quarter ended December 31, 1996.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES
                                    FORM 10-K

                FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

      Independent Auditors' Report on the Financial Statements for the Year Ended

          December 31, 1996, Lazar Levine & Felix LLP                                                              F - 2

      Independent Auditors' Report on the Financial Statements for the Year Ended

          December 31, 1995, PriceWaterhouseCoopers LLP                                                            F - 3

      Independent Auditors' Report on the Financial Statements for the Year Ended

          December 31, 1994, KPMG Peat Marwick LLP                                                                 F - 4

      Independent Auditors' Report on Financial Statements of Photocomm, Inc. for

          the Year Ended December 31, 1995, KPMG Peat Marwick LLP                                                  F - 5

      Consolidated Balance Sheets at December 31, 1996 and 1995                                                    F - 6

      Consolidated Statements of Operations for the Years Ended December 31, 1996,

          1995 and 1994                                                                                            F - 7

      Consolidated Statements of Stockholders' Equity for the Years Ended

          December 31, 1996, 1995 and 1994                                                                         F - 8

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,

          1995 and 1994                                                                                            F - 9


      Notes to Consolidated Financial Statements                                                                  F - 11




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The New World Power Corporation

We have audited the consolidated financial statements of The New World Power Corporation and subsidiaries listed in the accompanying index as of and for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The New World Power Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                  /s/ LAZAR LEVINE & FELIX LLP

New York, New York
March 31, 1999

                            COPY - PREVIOUSLY FILED

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

PriceWaterhouseCoopers LLP

Hartford, Connecticut
June 27, 1996

                             COPY - PREVIOUSLY FILED

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The New World Power Corporation

We have audited the consolidated financial statements of The New World Power Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Northern Power Systems, Inc., a wholly-owned subsidiary for the year ended September 30, 1993, which statements reflect total revenue constituting 20.7% for the year ended September 30, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Northern Power Systems, Inc., is based solely on the report of the other auditors.

We conducted our auditors in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

KPMG Peat Marwick LLP

New York, New York
March 15, 1995

                             COPY - PREVIOUSLY FILED

                          INDEPENDENT AUDITOR'S REPORT

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

KPMG Peat Marwick LLP

Phoenix, Arizona
February 23, 1996

                  NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            - ASSETS -
                                                                                                           December 31,
                                                                                                       1996             1995
                                                                                                 ----------------  --------------
CURRENT ASSETS:
      Cash and cash equivalents                                                                     $     448,782   $     681,369
      Cash restricted in use (Note 5)                                                                   2,377,107       4,669,554
      Accounts receivable (Note 6)                                                                      2,472,533       4,269,360
      Inventories (Note 7)                                                                                 93,116       1,871,170
      Other current assets                                                                                748,772       1,572,490
                                                                                                    -------------   -------------

TOTAL CURRENT ASSETS                                                                                    6,140,310      13,063,943

      Notes receivable                                                                                    -               185,600
      Property, plant and equipment, net (Notes 8 and 15)                                              21,118,354      29,374,876
      Investments (Note 10)                                                                                25,484      16,495,495
      Goodwill, net of accumulated amortization (Notes 3 and 9)                                         1,366,307       1,549,234
      Other non-current assets (Note 11)                                                                1,169,935       4,726,555
                                                                                                    -------------   -------------

TOTAL ASSETS                                                                                        $  29,820,390   $  65,395,703
                                                                                                    =============   =============

                                              - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:

      Accounts payable and accrued liabilities (Note 12)                                             $  5,764,682    $  7,148,616
      Current portion of long-term debt (Note 14)                                                       6,658,216      17,965,610
      Due to related parties (Note 13)                                                                  4,014,453       4,627,870
      Current portion of capital lease obligations (Note 15)                                               14,079          83,537
                                                                                                    -------------   -------------

TOTAL CURRENT LIABILITIES                                                                              16,451,430      29,825,633

      Long-term portion of long-term debt (Note 14)                                                     5,393,819       7,649,979
      Long-term portion of capital lease obligations (Note 15)                                              7,778          76,014
      Other non-current liabilities (Notes 16 and 17)                                                   5,734,182       5,497,644
                                                                                                    -------------   -------------

TOTAL LIABILITIES                                                                                      27,587,209      43,049,270
                                                                                                    -------------   -------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (NOTE 18)                                                 641,536       1,323,183
                                                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES (NOTES 15, 16, 17, 23 AND 26)

SERIES B PREFERRED STOCK:

      Cumulative redeemable exchangeable preferred stock (liquidity preference
          $8.00 per share), $.01 par value, 5,000,000 and 1,000,000 shares
          authorized, respectively (Note 20)                                                              -                   -
      Accrued Series B preferred stock dividend (Note 20)                                                 -                   -
                                                                                                    -------------   -------------

TOTAL SERIES B PREFERRED STOCK                                                                            -                   -
                                                                                                    -------------   -------------

STOCKHOLDERS' EQUITY:

      Common stock $.01 par value, 40,000,000 shares authorized, 2,226,830

          and 2,226,830 shares issued and outstanding, respectively (Notes 21 and 22)*                     22,268          22,268
      Currency translation adjustments                                                                   (473,522)        778,838
      Additional paid-in capital                                                                       81,426,239      79,946,245
      Accumulated deficit                                                                             (79,383,340)    (59,724,101)
                                                                                                    -------------   -------------
TOTAL STOCKHOLDERS' EQUITY                                                                              1,591,645      21,023,250
                                                                                                    -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $  29,820,390   $  65,395,703
                                                                                                    =============   =============

      *Adjusted for 1 for 5 reverse split

          See accompanying notes to consolidated financial statements.


                                            NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year ended        Year ended          Year ended
                                                                               December 31,      December 31,        December 31,
                                                                                 1996               1995                1994
                                                                              -------------     -------------        ------------
OPERATING REVENUE (NOTE 24)                                                   $  15,384,645     $  16,373,598        $ 22,908,160

COST OF OPERATIONS                                                               12,576,092        13,101,547          17,237,477
                                                                              -------------     -------------        ------------

GROSS PROFIT                                                                      2,808,553         3,272,051           5,670,683

      Research and development expenses                                               5,680           426,447             338,879
      Project development expenses                                                  705,641         4,361,325           2,052,382
      Selling, general and administrative expenses                                6,767,857         7,627,217           9,222,098
      (Equity) loss of non-consolidated affiliates (Note 10)                        (77,542)        4,199,184             911,743
      Impairment charge (Note 3)                                                  6,359,004        24,431,410             -
                                                                              -------------     -------------        ------------

OPERATING LOSS                                                                  (10,952,087)      (37,773,532)         (6,854,419)
                                                                              -------------     -------------        ------------

OTHER INCOME (EXPENSE):

      Interest expense                                                           (6,553,040)       (2,442,540)           (401,401)
      Interest income                                                               263,430           210,588             527,857
      Minority interests in consolidated subsidiaries (Note 18)                     209,100           283,665            (328,375)
      Other (Notes 4 and 16)                                                     (2,594,507)         (106,961)            920,482
                                                                              -------------     -------------        ------------

TOTAL OTHER (EXPENSE) INCOME                                                     (8,675,017)       (2,055,248)            718,563
                                                                              -------------     -------------        ------------

LOSS BEFORE TAXES                                                               (19,627,104)      (39,828,780)         (6,135,856)

      Provision for income taxes (Note 19)                                           32,135            22,596             104,427
                                                                              -------------     -------------        ------------

LOSS FROM CONTINUING OPERATIONS                                                 (19,659,239)      (39,851,376)         (6,240,283)
                                                                              -------------     -------------        ------------

DISCONTINUED OPERATIONS:

      Loss from operations of discontinued Grid Power Services (Note 4)             -                (555,970)         (1,263,408)
      Loss on disposal of Grid Power Services (Note 4)                              -                (912,609)             -
                                                                              -------------     -------------        ------------

LOSS FROM DISCONTINUED OPERATIONS                                                   -              (1,468,579)         (1,263,408)
                                                                              -------------     -------------        ------------

NET LOSS                                                                        (19,659,239)      (41,319,955)         (7,503,691)
                                                                              -------------     -------------        ------------

      Series B preferred stock dividend (Note 20)                                   -                 227,282             214,429
      Series B preferred discount amortization (Note 20)                            -                 203,659              75,000
                                                                              -------------     -------------        ------------

NET LOSS ATTRIBUTABLE TO COMMON SHARES                                        $ (19,659,239)    $ (41,750,897)       $ (7,793,120)
                                                                              =============     =============        ============

PRIMARY AND FULLY DILUTED (LOSS) PER COMMON
      AND COMMON EQUIVALENT SHARE:

          Net loss from continuing operations before discontinued
               operations attributable to common shares                               (8.83)           (19.14)              (3.78)
          Loss from discontinued operations                                            0.00             (0.70)              (0.72)
                                                                                     ------           -------              ------
NET LOSS ATTRIBUTABLE TO COMMON SHARES                                               $(8.83)          $(19.84)             $(4.50)
                                                                                     ======           =======              ======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*                                         2,226,830         2,104,582           1,729,567
                                                                                  =========         =========           =========


      * Adjusted for 1 for 5 stock split

          See accompanying notes to consolidated financial statements.


                                          THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               Common Stock               Preferred Stock
                                                           Number      Amount of        Number      Amount of
                                                        of Shares*     Par Value*    of Shares      Par Value
                                                      ------------     ----------  -----------    -----------

Balance, December 31, 1993                              1,064,132        $10,641  $     -        $   -
    Issuance of common stock                              674,132          6,741        -            -
    Dividends accrued on Series B preferred stock         -              -              -            -
    Series B preferred stock discount amortization        -              -              -            -
    Wolverine Power Corp. minority shareholder dividend   -              -              -            -
    Currency translation adjustments on international
      subsidiaries consolidation                          -              -              -            -
    Net loss                                              -              -              -            -
                                                      ------------     ----------  -----------    -----------

Balance, December 31, 1994                              1,738,264         17,382        -            -
    Issuance of common stock                              488,566          4,886        -            -
    Issuance of common stock warrants                     -              -              -            -
    Change in minority interest due to sale of
      subsidiary's stock                                  -              -              -            -
    Dividends accrued on Series B preferred stock         -              -              -            -
    Series B preferred stock discount amortization        -              -              -            -
    Renewable Energy Ireland Limited minority
      shareholder dividend                                -              -              -            -
    Currency translation adjustments on international
      subsidiaries consolidation                          -              -              -            -
    Net loss                                              -              -              -            -
                                                      ------------     ----------  -----------    -----------

Balance, December 31, 1995                              2,226,830         22,268        -            -
    Currency translation adjustments on international
      subsidiaries consolidation                          -              -              -            -
    Issuance of common stock warrants                     -              -              -            -
    Net loss                                              -              -              -            -
                                                      ------------     ----------  -----------    -----------

BALANCE, DECEMBER 31, 1996                              2,226,830        $22,268    $   -      $     -
                                                      ------------     ----------  -----------    -----------
                                                      ------------     ----------  -----------    -----------



                                                              Additional       Retained
                                                               paid-in         Earnings
                                                               Capital         (Deficit)          Total
                                                            -------------    -------------  --------------
Balance, December 31, 1993                                    $29,374,625     $(10,377,493)    $19,007,773
    Issuance of common stock                                   34,515,479             -         34,522,220
    Dividends accrued on Series B preferred stock                    -            (214,429)       (214,429)
    Series B preferred stock discount amortization                (75,000)            -            (75,000)
    Wolverine Power Corp. minority shareholder dividend              -             (17,647)        (17,647)
    Currency translation adjustments on international
      subsidiaries consolidation                                     -                -            646,580
    Net loss                                                         -          (7,503,691)     (7,503,691)
                                                              -----------     ------------     -----------

Balance, December 31, 1994                                     63,815,104      (18,113,260)     46,365,806
    Issuance of common stock                                   14,049,320             -         14,054,206
    Issuance of common stock warrants                           2,039,625             -          2,039,625
    Change in minority interest due to sale of
      subsidiary's stock                                          245,855             -            245,855
    Dividends accrued on Series B preferred stock                    -            (227,282)       (227,282)
    Series B preferred stock discount amortization               (203,659)            -           (203,659)
    Renewable Energy Ireland Limited minority
      shareholder dividend                                           -             (63,604)        (63,604)
    Currency translation adjustments on international
      subsidiaries consolidation                                     -                -            132,258
    Net loss                                                         -         (41,319,955)    (41,319,955)
                                                              -----------     ------------     -----------

Balance, December 31, 1995                                     79,946,245      (59,724,101)     21,023,250
    Currency translation adjustments on international
      subsidiaries consolidation                                     -                -         (1,252,360)
    Issuance of common stock warrants                           1,479,994             -          1,479,994
    Net loss                                                         -         (19,659,239)    (19,659,239)
                                                              -----------     ------------     -----------

BALANCE, DECEMBER 31, 1996                                    $81,426,239     $(79,383,340)    $ 1,591,645
                                                              -----------     ------------     -----------
                                                              -----------     ------------     -----------


* Adjusted for 1 for 5 stock split

          See accompanying notes to consolidated financial statements.


                                          THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS                                    Page 1 of 2
                                                -------------------------------------


                                                                                  Year ended       Year ended        Year ended
                                                                                  December 31,     December 31,      December 31,
                                                                                    1996               1995              1994
                                                                                --------------  ---------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                    $(19,659,239)    $(41,319,955)     $ (7,503,691)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  3,632,309        3,980,408           955,722
      Amortization of goodwill                                                         183,002          216,013           180,000
      Amortization of Series B preferred stock offering costs                          -                120,752            40,248
      Minority interest in net income of consolidated subsidiaries                     209,100         (283,665)          328,375
      Net equity loss in non-consolidated affiliates                                   (77,542)       4,199,184           911,743
      Amortization of debt discount                                                  1,970,415          152,972           -
      Amortization of debt issue costs                                                 668,201          -                 -
      Loss on sale of assets, net                                                    1,002,748          -                 -
      Loss on disposal of discontinued operations                                      -                912,609           -
      Impairment charges                                                             6,359,004       24,431,410           -
      Write-offs of deferred project costs and fixed assets                            -              3,800,000           -
    Change in assets and liabilities, net of effect of acquisitions/disposals:
      (Increase) in accounts receivable                                               (209,100)        (780,819)       (1,127,662)
      Decrease in interest receivable                                                  -                -                  28,192
      Increase (decrease) in inventories                                                59,963         (860,972)         (542,555)
      (Increase) decrease in other current assets                                      169,549           44,488          (656,722)
      Increase (decrease) in accounts payable and accrued liabilities                1,198,525          786,425         4,445,971
      Decrease in non-current liabilities                                              236,536         (925,793)           -
      Other                                                                            499,738          732,752             -
                                                                               --------------- ----------------      ------------
        NET CASH FLOWS USED IN OPERATING ACTIVITIES                                 (4,215,815)      (4,794,191)       (2,940,379)
                                                                                --------------  ---------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               -             (6,834,530)      (24,339,779)
    Acquisition of subsidiaries, net of cash acquired                                  -             (2,120,764)       (2,920,470)
    (Investments) disposals in and advances to affiliates                           15,114,556       (4,823,645)       (3,432,289)
    Decrease in notes payable                                                          -                188,416          (230,197)
    Deferred development expenditures                                                  -             (3,088,786)       (1,048,915)
                                                                                 -------------   --------------    --------------
        NET CASH FLOWS (USED IN) PROVIDED BY  INVESTING ACTIVITIES                  15,114,556      (16,679,309)      (31,971,650)
                                                                                 -------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in due to related parties                                                 -              1,056,304         3,200,006
    (Decrease) in due to related parties, net                                         (151,000)      (3,337,506)          -
    Increase in long-term debt                                                       1,915,255       20,669,190         5,402,642
    Deferred debt issue costs                                                          -               (980,079)          -
    Repayment of long-term debt                                                    (15,188,030)      (3,565,537)         (114,295)
    (Increase) decrease in restricted cash                                           2,292,447       (4,669,554)          -
    Proceeds from issuance of common stock                                             -              8,917,969        27,198,146
    Proceeds from exercise of stock options and warrants                               -                -                  57,500
    Renewable Energy Ireland Limited minority dividend                                 -                (63,604)          -
    Wolvenine Power Corporation minority dividend                                      -                    -             (17,647)
                                                                                 -------------    -------------      ------------
        NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (11,131,328)      18,027,183        35,726,352
                                                                                 -------------    -------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                                -                238,353           -

    Net change in cash and equivalents                                                (232,587)      (3,207,964)          814,323

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            681,369        3,889,333         3,075,010
                                                                               ---------------   --------------     -------------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $      448,782   $      681,369      $  3,889,333
                                                                                ==============   ==============      ============


          See accompanying notes to consolidated financial statements.



                                          THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS                                    Page 2 of 2
                                                -------------------------------------


                                                                                 Year ended       Year ended        Year ended
                                                                                  December 31,     December 31,      December 31,
                                                                                  1996               1995              1994
                                                                               ---------------   --------------     -------------
NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    Common stock issued for majority interest in Photocomm Inc.                 $      -         $      -              $5,198,939
    Common stock issued for majority interest in Solartec S.A.                         -                -                 281,253
    Common stock issued for Westinghouse alliance                                      -                -                 896,552
    Common stock issued for portion of minority interest in Arcadian Power Corp.       -                -                 941,050
    Common stock exchanged for Wolverine Power Corp. subordinated debentures           -                -                   6,280
    Common stock issued for majority interest in Bellacorick                           -                637,500           -
    Common stock issued for Fujian I Hydroelectric Project                             -              4,498,742           -
    Common stock warrants issued                                                     1,479,994        2,039,625           -
    Change in minority interest due to sale of subsidiary's stock                      681,647          245,855           -
    Conversion of preferred stock to mortgage payable for Wolverine Power Corp.        -              3,615,370           -
    Series B preferred stock dividend accrual                                          -                227,282           214,429
    Series B preferred stock discount amortization                                     -                203,659            75,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest expense                                                              $3,914,424       $1,800,814          $534,869
      Interest income                                                                  -                 30,936            58,345
      Income taxes













          See accompanying notes to consolidated financial statements.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is a global developer and producer of electricity generated from wind energy, solar energy and hydropower. The Company also develops, manufactures and markets electrical gathering systems powered by renewable resources and provides related services.

        (A)      BASIS OF PRESENTATION:

                 The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

        (B)      PRINCIPLES OF CONSOLIDATION:

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

        (C)      CASH AND CASH EQUIVALENTS:

                 Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less (see Note 5).

        (D)      INVENTORIES:

                 Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

        (E)      PROPERTY, PLANT AND EQUIPMENT:

                 Property, plant and equipment are carried at cost. Depreciation is computed using accelerated methods for the Company's operations in the United Kingdom, and the straight-line method for all other property, plant and equipment, based upon the estimated useful lives of the assets. Significant renewals and betterments are capitalized. Maintenance and repair costs are expensed.

        (F)      FACILITY DEVELOPMENT:

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

                 Facilities acquired for development. These facilities require substantial investment in additional or retrofitted turbines, equipment or infrastructure refurbishment before they can be placed in productive service. The initial acquisition cost, as well as subsequent development costs (including directly related and incremental financing, legal and other professional fees, development period interest on any financing, land rents and property taxes, and development period labor and supply costs) are deferred. Receipts for any power sales during the development period are recorded as an offset to development costs. After the facility is placed in service, any identified intangible, representing the amount of the initial acquisition cost in excess of the fair value of assets along with all facility development costs, is amortized on a straight line basis over the expected useful life of the facility, usually 10-40 years.

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

        (G)      ACCOUNTING FOR LONG-LIVED ASSETS:

                 The Company evaluates the recoverability of its carrying value of long-lived assets and identifiable intangibles whenever events or changes in circumstances occur which warrant such an evaluation. The Company reports its long-lived assets at the lower of cost (less depreciation) or fair value.

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

                 For those assets to be disposed of whose estimated fair values are less than the carrying amount, an impairment would be recorded, based on the amount by which the carrying values exceed the estimated fair values less cost to sell. The estimated fair values are determined based upon market values, where available, or on the basis of estimated expected future cash flows discounted at a rate commensurate with the risks involved. The Company adopted FAS 121 in the first quarter of 1996, with no material impact resulting on the financial position or results of operations of the Company. (See Note 3 for Impairment Charge).

        (H)      GOODWILL:

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

        (I)      REVENUE & SALES RECOGNITION:

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

                 Included within other non-current liabilities are deferred revenues of $4.3 million and $4.6 million at December 31, 1996 and 1995, respectively, relating to certain grant proceeds, which are recognized as revenue over the life of the grant. (See Note 4 regarding Renewable Energy Ireland Limited).

        (J)      RESEARCH AND DEVELOPMENT:

                 Expenditures for research and development costs are expensed as incurred.

        (K)      FOREIGN CURRENCY TRANSLATION:

                 For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (L)      INCOME TAXES:

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

        (M)      EARNINGS PER SHARE:

                 Primary earnings (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, if any. Fully diluted earnings (loss) per share is computed using the weighted average number of shares of common stock and all dilutive convertible securities, stock options and warrants, if any. The effect of common stock equivalents, including dilutive stock options and warrants, is computed using the treasury stock method. Earnings per share and all other references to share prices and options/warrant pricing has been adjusted to reflect the Company's 1 for 5 reverse stock split in November 1996.

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

        (O)      RECLASSIFICATIONS:

                 Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

        (P)      RECENT PRONOUNCEMENTS:

                 In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This standard is effective for fiscal years beginning after December 15, 1995. The Company implemented the statement as required and adopted FAS 123 using the pro forma disclosure method described in the pronouncement.

NOTE   2   -     FILINGS WITH THE UNITED STATES SECURITY AND EXCHANGE COMMISSION
                 ("SEC")

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

                 In 1996 and 1995, the Company recorded an impairment charge of $6.4 million and $24.4 million, respectively in accordance with the provisions of SFAS No. 121. The impairment charge was reflected as a reduction of the following financial statement captions:

                                                                                   1996            1995
                                                                            ---------------- ------------------

                        Property, plant and equipment, net                      $1.4 MILLION      $13.4 million
                        Goodwill, net                                                  -            4.1 million
                        Investments (see Note 10)                                3.5 MILLION        5.9 million
                        Inventories and other non-current assets                 1.5 MILLION        1.0 million
                                                                               -------------    ---------------
                                                                                $6.4 MILLION      $24.4 million
                                                                               -------------    ---------------
                                                                               -------------    ---------------

                 The aggregate carrying value of assets held for sale as of December 31, 1996 and 1995 is approximately $3.6 million and $25.6 million, respectively (see Note 28 for Subsequent Events). In determining the amount of impairment charge for assets held for sale, the Company's policy is to compare the carrying value of its assets and investments to the estimated fair value. In determining fair value, the Company used market values for publicly traded investments (i.e. Photocomm), or correspondence with potential buyers as an indication of market value. In circumstances where the Company's negotiations to sell assets and investments have not included correspondence with potential buyers in sufficient detail to indicate a market value, the Company used the projected future cash flows from these investments and assets. These projected cash flows have been discounted at rates commensurate with the risk of the respective investment, and generally range from rates of 16% to 21%. The Company has estimated the impairment charge based upon the best information available to management. It is at least reasonably possible that actual losses may be materially higher or lower than the amounts recognized.

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES:

                 ACQUISITIONS

                 Fujian

                 In May of 1995, the Company signed an agreement with China Chang Jiang Energy Corporation ("CCJEC") to acquire a 40% interest in the Fujian Chang Ping Hydro Company, Ltd. ("Fujian"), a 39 MW hydroelectric project under development in The Fujian Province of China, for approximately $15 million. In August of 1995, the Company made payments totaling approximately $8.7 million representing an approximately 24% interest in Fujian. This consideration was comprised of approximately $4.2 million in cash and the remainder in common stock of New World Power Corporation (143,000 shares (715,000 shares before the reverse stock split) at the valuation date).

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 Fujian (continued)

                 Subsequent to the Company's initial investment, concern arose as to whether adequate approvals had been obtained, under Chinese law, for the acceptance of New World Power Corporation shares as payment for the Company's interest in Fujian. Due to uncertainties involving, among other things, significant project construction delays and Fujian's lack of liquidity, the Company has recorded an other than temporary decline at December 31, 1995, to adjust the carrying value of its investment to the estimated net realizable value of the Company's continued interest in Fujian. Continued delays in 1996 and lack of capital for the project resulted in the Company writing off its investment in Fujian. The impact of this writedown is included as part of the impairment charge in the accompanying Consolidated Statement of Operations at December 31, 1996 and 1995 (see Notes 3 and 10).

                 Renewable Energy Ireland Limited

                 In February 1995 the Company, through its wholly-owned subsidiary, New World Power Company Limited, purchased approximately 87.5% of Renewable Energy Ireland Limited ("REIL"), the owner and operator of a 6.45 MW wind farm in Bellacorick, Ireland in exchange for $1.7 million in cash and 20,816 shares (104,082 shares before the reverse stock spilt) of the Company's common stock. The Company incurred approximately $400,000 in transaction costs relating to the acquisition of REIL consisting of legal and other professional fees. The acquisition has been accounted for under the purchase method. As of the acquisition date, REIL had total assets of approximately $9.4 million, and total liabilities of $7.5 million. Results of operations after the acquisition date are included in the 1995 consolidated Statement of Operations.

                 The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of 1994. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and the amortization of goodwill arising from the transaction. The unaudited pro forma financial information is not necessarily indicative of the results of operations as would have been reported had the transaction been effected on the assumed dates (000's omitted, except per share data).

                 Year ended December 31                                        1994
                 ----------------------                                      --------

                        Gross profit                                          $ 8,399
                        Loss from continuing operations                        (6,062)
                        Net loss attributable to common shares                 (7,615)
                        Loss per common share from continuing operations         (.74)
                        Net loss per common share                                (.88)

                 In April 1997, the Company signed an agreement to sell its investment in REIL (See Subsequent Events Note 28).

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 Photocomm

                 On November 8, 1993, the Company acquired 3,412,221, or 29%, of the outstanding common shares of Photocomm. The Company also acquired options to purchase 4.1 million additional common shares and obtained rights of first refusal to purchase additional shares of Photocomm common stock from three of Photocomm's principal shareholders. The cost to the Company was 43,741 shares (218,703 shares before the reverse split) of its common stock and approximately $2.6 million in cash. As described below, some of the common shares and options were purchased from Photocomm and three of its principal shareholders, one of which is Westinghouse Electric Corporation ("Westinghouse"). Options to purchase approximately 2.6 million shares expired on December 31, 1995. The remaining options to purchase 1.5 million shares are exercisable at $3.00 per share and expired on December 31, 1996.

                 On August 30, 1994, the Company acquired an additional 1,800,000 shares of common stock of Photocomm and other Photocomm securities, principally from Westinghouse, in exchange for 99,027 shares (495,137 shares before the reverse split) of the Company's common stock. The Company immediately converted these Photocomm securities into an aggregate of 360,226 shares of Photocomm common stock. The Company subsequently purchased an additional 40,000 shares of Photocomm common stock on the open market and purchased 600,000 shares pursuant to a partial option exercise. As a result of these transactions and after consideration of the short-term voting agreement pursuant to which Photocomm's Chief Executive Officer agreed to vote certain of his shares in the same manner as the Company votes its shares, the Company had control of over 51% of Photocomm's issued and outstanding common stock as of December 31, 1994. The Company recorded the above described transactions under the purchase method of accounting, and as a result of obtaining control, began consolidation of Photocomm into its financial statements.

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

                 As a result of the Company no longer having a controlling interest in Photocomm, the investment in Photocomm is accounted for on the equity method, effective January 1, 1995. The summarized balance sheet and statement of operations information for Photocomm at December 31, 1995 is as follows (000's omitted):

              Balance Sheet                                 Statement of Operations
 -----------------------------------------      ----------------------------------------------------
 Current assets                   $  7,334      Sales                                        $21,765
 Total assets                       10,361      Net income                                       839
 Current liabilities                 2,676      Net income applicable to
 Total liabilities                   3,069          common shareholders                          689

NOTE   4   -      SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                  Photocomm (continued)

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

                 Solartec

                 On August 30, 1994, the Company acquired 51% of the issued and outstanding capital stock of Solartec S.A. ("Solartec"). Solartec is a fabricator and distributor of photovoltaic products in Argentina. The Company purchased the Solartec stock in exchange for approximately $1.7 million in cash and 5,357 shares (26,786 shares before reverse split) of the Company's common stock. The Company also has an option to purchase the remaining 49% of Solartec's issued and outstanding capital stock at a price equal to three times the tangible net worth per share of Solartec on December 31, 1996. In September 1996, the Company sold its investment in Solartec for $1.6 million and the proceeds from the sale were used to pay off a portion of the outstanding debt obligations. (See Note 14 for Long Term
                 Debt).

                 San Jacinto

                 On December 15, 1993, the Company purchased a 49.99% interest in the common stock of San Jacinto Company ("San Jacinto"). On the same date, the Company contributed 9,600 shares (48,000 shares before reverse split) of New World Power Corporation common stock and on June 29, 1994, the Company contributed $274,945 in cash for its ownership interest. San Jacinto was formed for the purpose of acquiring the operating assets and liabilities of the Smith Wind Energy Company ("Smith") and six affiliated limited partnerships operated by Smith and Six Limited Partnerships known as Triad A, Triad B, Triad C, Triad D, Triad E, and Triad F Limited Partnerships ("Triad"). Smith and Triad operated a Wind Turbine Energy Park in North Palm Springs, California. The Company accounts for this investment under the equity method. The Company sold its investment in San Jacinto in August 1997 (see Note 28 for Subsequent Events).

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

NOTE   4   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

                 Los Vaqueros

                 In June 1993, the Company purchased the assets of Los Vaqueros, an operating wind farm located in the state of California, for $380,000. The acquisition was accounted for by the Company under the purchase method. In August 1996, the Company sold its investment in Los Vaqueros for $125,000.

                 Makani Uwila

                 In March 1993, the Company acquired all of the outstanding capital stock of the Makani Uwila Power Corporation in exchange for 9,600 shares (48,000 shares before the reverse split) of the Company's common stock and $50,000. The acquisition has been accounted for under the purchase method. In January 1997, the Company was forced to abandon the windfarm as a result of foreclosure proceeding from the landlord. Accordingly, the Company wrote its investment down to zero at December 31, 1996. See Note 28 for Subsequent Events.

                 DISCONTINUED OPERATIONS

                 New World Grid Power Company

                 During December 1995, the Company announced its intention to discontinue operations at the New World Grid Power Company ("NWGPC") due to adverse industry trends in the service segment of the wind power business. The NWGPC included all operations relating to the Company's Grid Power Services segment. NWGPC provided installation, operation, maintenance, repair and retrofit services to various companies in the wind power industry. The results of NWGPC are reported as discontinued operations in the accompanying Consolidated Financial Statements. During December 1995, the Company reached an agreement to sell the remaining assets of NWGPC for approximately $200,000. The Company recorded a $913,000 loss on the disposal of this segment in 1995. In March 1999, the Company sold its equity interest in NWGPC. (See Note 28 for Subsequent Events.)

NOTE   5   -     CASH RESTRICTED IN USE:

                 The United Kingdom and Ireland wind farms are required to accumulate cash in escrow accounts to pay the next principal and interest payments before cash flow from the wind farms is available for general corporate purposes. Restricted cash balances aggregating $2,377,107 and $857,046 are on deposit at December 31, 1996 and 1995, for these purposes, and are not currently available for general corporate purposes. Because this cash will be used to pay the current portion of debt and accrued interest the cash is reported as a current asset. See Subsequent Event Note 28.

                 At December 31, 1995, the Company had $512,508 of restricted cash representing collateral for outstanding letters of credit. In addition, an amount of $3.3 million was held in escrow by the Company at December 31, 1995 pursuant to a debt agreement (see Note 14 for Long-Term Debt).

         NOTE   6   -      ACCOUNTS RECEIVABLE:

                  The components of accounts receivable as of December 31, 1996 and 1995 are as follows (000's omitted):

                                              1996      1995
                                             ------   ------
               Due from customers            $2,501   $3,713
               Due from employees                 1       22
               Due from others                  -        681
                                             ------   ------
                                              2,502    4,416
               Allowance for doubtful
                  accounts                       30      147
                                             ------   ------
               Total                         $2,472   $4,269
                                             ------   ------
                                             ------   ------


         NOTE   7   -     INVENTORIES:

                          Inventory consists of the following as of December 31,
                1996 and 1995(000's omitted):

                                             1996      1995
                                             ------   ------
                Raw materials                  $ 75   $  414
                Work-in-progress                -        164
                Finished goods                  -      1,138
                Supplies                         48      228
                                             ------   ------
                                                123    1,944

                Less reserve for obsolescence    30       73
                                             ------   ------
                Total                         $  93   $1,871
                                             ------   ------
                                             ------   ------


         NOTE   8   -     PLANT, PROPERTY AND EQUIPMENT:

                          Property, plant and equipment consists of the following as of December 31, 1996 and 1995 (000's omitted):

                                                                                                       Useful Life
                                                                           1996         1995             (Years)
                                                                         --------     --------         -------------
                   Power generation facilities and equipment:

                     Hydroelectric                                       $  3,204      $ 3,077             40
                   Wind:
                     Owned                                                 26,517       30,775             25
                     Leased                                                    82           82              10 to 20
                   Leasehold improvements                                    -           1,661            Shorter of
                                                                                                       term of lease
                                                                                                      or useful life

                   Office furniture and equipment                           1,834        2,075              3 to 5
                   Land                                                       407          445
                   Facility development                                      -              89            25 to 40
                                                                         --------      -------
                   Total                                                   32,044       38,204
                   Less accumulated depreciation and amortization          10,926        8,829
                                                                         --------      -------
                                                                          $21,118      $29,375
                                                                         --------      -------
                                                                         --------      -------

         NOTE   8   -     PLANT, PROPERTY AND EQUIPMENT (CONTINUED):

                   Depreciation and amortization expense, including amortization of assets held under capital leases, for the years ended December 31, 1996, 1995 and 1994 was $3,632,309, $3,980,408,
                   and $955,722, respectively.

                   Maintenance and repair expense for the years ended December 31, 1996, 1995 and 1994, was $901,040, $603,971 and $774,071,
                   respectively.

         NOTE   9   -      GOODWILL:

                   Goodwill relates principally to the Company's Renewable Energy Ireland Limited and Wolverine operations (see Note 1) and consists of the following as of December 31, 1996 and 1995 (000's omitted) (see also Note 3 for Impairment Charge):

                                                                            1996         1995
                                                                          -------      -------
                   Subject to 40 yr. Straight-line amortization           $   402      $   402
                   Subject to 20 yr. Straight-line amortization             1,167        1,167
                                                                          -------      -------
                                                                            1,569        1,569

                   Less accumulated amortization                              203           20
                                                                          -------      -------
                   Total                                                   $1,366       $1,549
                                                                          -------      -------
                                                                          -------      -------


         NOTE  10   -     INVESTMENTS:

                   The Company's investments in, and advances to, unconsolidated affiliates consists of the following as of December 31, 1996 and 1995 (000's omitted):

                                                                   Ownership %      1996          1995
                                                                   --------       --------      --------
                   Photocomm, Inc.                                    46%            Sold        $12,895
                   Fujian Hydro Project                               12              -            3,500
                   New World Entec S.A.                               51              -              -
                   San Jacinto Power Company                          50               25            100
                                                                                     ----        -------
                                                                                      $25        $16,495
                                                                                     ----        -------
                                                                                     ----        -------

                   The equity (earnings) loss in unconsolidated affiliates is as follows (000's omitted):

                                                              Year ended       Year ended        Year ended
                                                              December 31,     December 31,      December 31,
                                                                  1996             1995              1994
                                                                --------         --------         ----------

                   Photocomm, Inc.                                 $(152)        $   (156)         $   -
                   Fujian Hydro Project                             -                -                 -
                   New World Entec S.A.                             -               4,331               950
                   San Jancinto Power Company                         75               24               (39)
                                                                --------         --------            ------
                                                                 $   (77)          $4,199              $911
                                                                --------         --------            ------
                                                                --------         --------            ------

         NOTE  10   -       INVESTMENTS (CONTINUED):

                   During 1996 and 1995, the Company recorded impairment charges related to its equity investments as follows (000's omitted) (See Note 3 for Impairment Charge and Note 4 for Significant Business Changes):

                                                                 1996              1995
                                                                 AMOUNT            Amount
                                                                 ------            ------
                   Fujian Hydro Project                           $3,500           $5,342
                   San Jacinto Power Company                     -                    646


         NOTE  11  -        OTHER NON-CURRENT ASSETS:

                   At December 31, 1996 and 1995, other non-current assets consists of the following (000's omitted):

                                                                      1996              1995
                                                                    --------          --------
                   Deferred project costs                           $    785            $3,080
                   Debt issue costs                                      312               980
                   Other                                                  73               667
                                                                    --------          --------
                                                                      $1,170            $4,727
                                                                    --------          --------
                                                                    --------          --------

         NOTE  12  -        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                   Accounts payable and accrued liabilities consist of the following as of December 31, 1996 and 1995 (000's omitted):

                                                                       1996              1995
                                                                     -------           -------
                   Accounts payable                                   $3,565            $4,387
                   Accrued interest expense                              776               599
                   Accrued warranty liabilities                          102               102
                   Accrued liabilities                                   643             1,028
                   Other current liabilities                             679             1,033
                                                                     -------           -------
                                                                      $5,765            $7,149
                                                                     -------           -------
                                                                     -------           -------

         NOTE 13   -        DUE TO RELATED PARTIES:

                   Amounts due to related parties consist of the following at December 31, 1996 and 1995 (000's omitted):

                                                                      1996              1995
                                                                    --------           -------
                   Sundial International Fund Ltd. (a)                $3,434            $3,615
                   Sundial International Fund Ltd. (b)                   580               550
                   Sundial International Fund Ltd. (c)                -                 -
                   Due to Solartec stockholders (d)                   -                    463
                                                                    --------           -------
                                                                      $4,014            $4,628
                                                                    --------           -------
                                                                    --------           -------

         NOTE 13   -        DUE TO RELATED PARTIES (CONTINUED):

(a) On December 1, 1995, Sundial International Fund Limited ("Sundial"), a significant stockholder, exchanged its Class B Preferred Stock for a First Mortgage Note in the principal amount of $3,615,370 on the hydroelectric facilities of the Company's subsidiary, Wolverine Power Corp. ("Wolverine"), located in Michigan. The Company also pledged 200 shares of Wolverine Power Corp., constituting all of the issued and outstanding stock of Wolverine. The note is payable, together with accrued interest at the LIBOR plus two percentage points on December 31, 1997. Notwithstanding the foregoing, principal and interest shall be due and payable upon written request ("Request Date") by the holder in seven equal quarterly installments of principal, each equal to five percent of the principal balance and a final installment in the amount of the unpaid principal, payable on each three-month anniversary of the Request Date. The Company received the written request in accordance with the foregoing on December 1, 1995. In January 1996, the Company defaulted on this note and the loan was restructured. Significant terms of the restructuring are as follows:

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

                     * An additional 500 shares of New World Power Company Ltd. were pledged as collateral.

                     *  The lender waived defaults under the old loan agreement.

                     * The lender surrendered approximately 220,000 (1.1 million before reverse stock split) warrants to purchase common stock at exercise prices between $37.50 and $75.00 ($7.50 and $15.00 before the reverse split) for 88,800 new warrants (444,000 new warrants before reverse split) with an exercise price of $8.75 ($1.75 before the reverse split).

                     As a result of the debt restructuring described above, which requires the Company to make asset sales in 1996 in order to pay its debt obligations, the Company reclassified the 8% secured subordinated notes and First Mortgage on Wolverine to current obligations as of December 31, 1995. Because of uncertainties surrounding the Company's ability to comply with all of the revised loan provisions, the entire balance has been classified as current at December 31, 1995. At December 31, 1996, the Company was in default on the above obligation, however, it had received an offer to purchase two of its windfarms in the United Kingdom. Half of the proceeds from that sale would be used to pay down the aforementioned outstanding indebtedness with the other half going to paying down the outstanding Subordinated Notes (See Note 28 for Subsequent Events). In addition, the Company received an offer to sell, and sold in April 1997, its investment in Renewable Energy Ireland Limited ("REIL"). The proceeds from that sale were used to repay the remaining indebtedness due to Sundial International under this First Mortgage indebtedness. (See
                     Note 28 for Subsequent Events). As a result of the above offers, the lender extended the due date of the amounts due and waived any defaults through April 30, 1997.

         NOTE 13   -       DUE TO RELATED PARTIES (CONTINUED):

(b) On December 20, 1995, The New World Power Company Limited ("NWPCL"), an English subsidiary of the Company, sold its 0% Senior Secured Note due March 31, 1996 in the original amount of $550,000 to Sundial. The note is secured by substantially all of the assets of Wolverine Power Corporation. The Company has also pledged 700,000 common stock shares of REIL, a subsidiary of NWPCL, as collateral. Subsequent to December 31, 1995, the due date of the Note was extended. Significant terms are as follows:

                     0% Senior Secured Note

                     * Face amount of the note was changed from $550,000 to $579,851.

                     * The maturity date was changed from March 31, 1996 to
                       December 1, 1996.

                     In April 1997, the Company closed an agreement to sell its investment in REIL and the proceeds were used to pay off the remaining amounts due to Sundial International regarding this 0% Senior Secured Note. (See Note 28 for Subsequent Events).

(c) On December 30, 1994, NWPCL, sold its Exchangeable Senior Secured Guaranteed Note due December 29, 1995 in the original principal amount $2,200,000 and warrants to purchase 200,000 shares of the Company's common stock at an initial exercise price of $7.50 per share expiring January 14, 2000 to Sundial for $2,037,200 (as part of the transaction, Sundial surrendered warrants to purchase 125,000 shares of the Company's common stock at an initial exercise price of $15.00 per share expiring November 8, 1998). The effective interest rate on this loan is 8%. The loan was guaranteed by the Company, and secured by 2,900,000 shares of common stock (subject to adjustment) of Photocomm, a subsidiary of the Company prior to its sale. The Company used the majority of the net proceeds of the loan to purchase 87.5% of the outstanding stock of REIL, the owner of a 6.45 MW wind farm in Bellacorick, Ireland. This note was paid in full in December 1995 with concurrent release of the pledged Photocomm shares.

(d) Relates to two unsecured notes payable to an officer and stockholders of Solartec in the amount of $462,500 at December 31, 1995, bearing interest at an annual rate of 12% per annum.

         NOTE  14  -       LONG-TERM DEBT:

                           Long-term debt consists of the following at December
31, 1996 and 1995 (in thousands):

                                                                                                          1996        1995
                                                                                                        ------      -------

                  8% convertible subordinated notes in the original amount of
                  $15,750,000 due July 31, 2000, issued with warrants to
                  purchase 157,500 common shares (787,500 shares before reverse split), net of unamortized debt discount of $1,396,232 and
                  $1,887,000 at December 31, 1996 and 1995, respectively, with an effective interest rate of 9.19%. Note is secured by, among other assets, the Company's investment in New World China, including the Fujian Hydroelectric Project and Photocomm and a
                  charge over shares (lien) of New World Power Limited.                                 $ 3,512      $13,863

                  Notes payable due June 30, 1999, bearing interest at LIBOR plus 1.75, and secured by assets of the Company's U.K. wind
                  farms.                                                                                  6,546        8,422


                  Notes payable due November 30, 2002, bearing interest at
                  Dublin Interbank Market plus 1.75%, and secured by
                  substantially all of the assets of Renewable Energy Ireland,
                  Ltd.                                                                                    1,468        1,846

                  Short term notes payable to banks by Solartec.                                            -            549

                  Various notes payable due from 1996 to 1998, interest rates
                  of 8 - 10%.                                                                               526          774

                  Other                                                                                     -            161
                                                                                                       --------     --------
                  Total                                                                                  12,052       25,615
                  Less current portion                                                                    6,658       17,966
                                                                                                      ---------     --------
                  Long-term portion                                                                    $  5,394     $  7,649
                                                                                                       ========     ========

                  Subsequent to December 31, 1995, the Company defaulted on its 8% convertible subordinated notes, and the debt was restructured. As of December 31, 1996, the Company was in default of its debt agreements, however, the defaults were waived as a result of the pending offers for two of the Company's UK windfarms and its Irish windfarm received in early 1997.

                  In February and March 1996, the Company defaulted on three of its loan agreements, and as a result, was required to restructure those obligations. The more significant terms of these restructured agreements are as follows:

         NOTE  14  -      LONG-TERM DEBT (CONTINUED):

                   8% Secured Subordinated Notes Due July 31, 2000

                  (a) The maturity date was changed from July 31, 2000 to July 31, 1997 or sooner if sinking fund balance is sufficient to redeem notes.

                  (b) In addition to collateral in the Company's Photocomm shares and New World China investment, additional collateral was pledged as follows:

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

                                    -                 The Company's share in New
                                                      World Power Texas Company

                                    -                 New World Power Company
                                                      Limited's shares (50%)

                                    -                 477,000 shares of the
                                                      Company's common stock
                                                      (held in escrow)

                  * Interest payments were restructured to include payments in the form of interest notes and warrants for the Company's common shares, as follows:

                      January 15, 1996     $60 of notes and 8 warrants
                                           (40 warrants before reverse split)
                                           per $1,000 of outstanding
                                           subordinated notes July 31, 1996 $70
                                           of notes and 10 warrants (50 warrants
                                           before reverse split) per $1,000 of
                                           outstanding subordinated notes or
                                           cash at an annual rate,
                                           at the Company's option

                        January 31, 1997   Cash at an 8% annual rate
\
                        July 31, 1997      Cash at an 8% annual rate

                        The warrants will have a five year expiration date from the date of issue and the exercise price will be $8.75 ($1.75 before reverse split in November 1996), subject to certain anti-dilution provisions.

                  * The 8% secured subordinated notes are exchangeable into New Notes (as defined in the agreement). The New Notes are unsecured and mature on July 31, 2000 and are convertible into common shares at 65% to 75% of the common stock price, with a minimum conversion price of $3.75 ($0.75 before reverse split) and maximum price of $16.25 ($3.25 before reverse split). The New Notes are callable by the Company after the common stock closes above $35 ($7 before reverse split) for 20 days out of 30 trading days.

                  * The Company will raise $10 million of net proceeds from the sale of assets or securities by July 31, 1996. This was successfully completed with the sale of Photocomm in 1996, the proceeds going to repay a portion of this indebtedness.

                  * The Company will raise an additional $17 million of proceeds from the sale of assets or securities by November 30, 1996. This date was extended as a result of the Company receiving offers on two of its UK windfarms and its Irish windfarm.

                  * 100% of the proceeds from the sale of Photocomm shares, and the Company's Solartec subsidiary and the New World Power Texas Company must be placed in a sinking fund for the purpose of retiring the debt.

         NOTE  14  -                              LONG-TERM DEBT (CONTINUED):

                     8% Secured Subordinated Notes Due July 31, 2000 continued

                  * 50% of the proceeds from the sale of the shares of the New World Power Company Limited must be placed in a sinking fund for purposes of retiring debt.

                  * The exercise price of warrants originally issued with the debt was reset to $8.75 per share ($1.75 per share before reverse stock split).

                   The $3.3 million of original proceeds from the loan, held in escrow, was released from escrow to the Company for purposes of paying corporate expenses until July 15, 1996. The Company must comply with certain debt covenants under the restructured agreement, and due to uncertainties surrounding the Company's ability to comply with certain of these covenants during 1996, the entire balance has been classified as current. Additionally, various of the Company's long-term debt agreements contain numerous restrictive covenants including in addition to others, the inability to upstream to the Company revenue generated by the U.K. wind farms and others.

                   Per the restructured agreement, the aggregate scheduled maturities and sinking fund requirements of long-term debt as of December 31, 1996 for each of the next two years, after adjustment for certain mandatory prepayments as required by the restructured lending agreements (See Note 28 for Subsequent Events), are as follows (000's omitted):

                         Year                             Amount
                       --------                        ---------
                         1997                           $  6,658
                         1998                              5,394
                                                       ---------
                        Total                            $12,052
                                                       ---------
                                                       ---------

         NOTE  15  -            LEASES:

                       Capital Lease Obligations

                       The Company is obligated under capital leases related to wind turbines and other wind power generation and transmission equipment. These leases expire on various dates through 1998. The accompanying consolidated balance sheet includes equipment leases aggregating $23,830 and $29,035 as of December 31, 1996 and 1995.

         NOTE  15  -            LEASES (CONTINUED):

                       The present value of future minimum capital lease payments as of December 31, 1996 (000's omitted):

                       Year ending December 31,                                              Amount
                       ------------------------                                            -----------
                       1997                                                                    $15,854
                       1998                                                                      4,220
                       1999                                                                      2,584
                       2000                                                                        974
                                                                                            ----------
                     Total minimum rent payments                                                23,632
                     Less amount representing interest                                           1,775
                                                                                            ----------

                       Present value of future minimum capital lease payment                    21,857
                     Less current installments                                                  14,079
                                                                                            ----------

                       Obligations under capital leases, excluding current installments       $  7,778
                                                                                            ----------
                                                                                            ----------

                     Operating Leases

                     All of the Company's wind power generation facilities are located on land leased by the Company under various non-cancelable operating lease agreements that expire through 2019. Such leases generally contain renewal options, which give the Company the right to extend the leases at lease rates to be negotiated at the time of lease renewal. The leases provide for the Company to pay rent based on wind power generation revenues but not less than a fixed base rental payment. In addition, the Company has certain equipment and buildings under non-cancelable operating leases. Rental expense for the years ended December 31, 1996, 1995 and 1994, was $237,365, $529,147,
                     and $566,039, respectively. See Note 28 for Subsequent Events.

                     Future minimum rental commitments under non-cancelable operating leases are as follows (000's omitted): See Note 28 for Subsequent Events.

                     Year ending December 31:                                                           Amount
                     ------------------------                                                         ---------
                                1997                                                                    $   379
                                1998                                                                        351
                                1999                                                                        339
                                2000                                                                        327
                                2001                                                                        315
                                Thereafter                                                                2,927
                                                                                                        -------
                     Total minimum rent payment                                                          $4,638
                                                                                                        -------
                                                                                                        -------

         NOTE 16   -            LITIGATION:

                     Dwight Kuhns et al

                     On November 12, 1996, Dwight Kuhns, former Chief Operating Officer of the Company and a former member of the Company's Board of Directors, commenced an action against the Company in the Superior Court, Alameda County, California alleging among other things the Company's failure to pay amounts due to Mr. Kuhns under his consulting agreement entered into at the start of January 1996. That agreement provided for a stated monthly fee and additional incentive fees for assisting in the restructuring/asset sales of the Company. The Company hired counsel to represent it in the Courts of California. This litigation was settled. The Company recorded a liability for the settlement of $650,000 which is included in Other Non Current Liabilities in the 1996 Consolidated Balance Sheet and included in Other Expense in the Consolidated Statement of Operations (see Note 28 for Subsequent Events).

                     Kenetech Windpower, Inc.

                     On January 30, 1995, Kenetech Windpower, Inc. ("Kenetech") filed a patent infringement suit in the United States federal court for the Northern District of California against the Company and Enercon GmbH ("Enercon") relating to the proposed use of Enercon E-40 wind turbines at the Company's planned wind power generating facility in Big Springs, Texas. The suit alleges that the use of the Enercon turbines in the United States would violate certain Kenetech patents and seeks an injunction and unspecified damages. The Company reviewed the Kenetech patents in detail and investigated the Enercon technology well before the suit was filed and, based on such reviews and investigations, believes that neither the Enercon turbine nor its mode of operation infringes on any claims of any of Kenetech's patents. Accordingly, the Company believes that the Kenetech suit is without merit and therefore, the ultimate resolution will not have a material adverse effect on the Company's financial position. The Company intends to vigorously contest the suit. There can be no assurance, however, that the Company will prevail in its defense of the suit and that an injunction and/or monetary damages will not be imposed against the Company. A hearing was held on January 12, 1996 relating to the patent infringement suit filed by Kenetech against the Company on January 30, 1995, where two motions were filed by Enercon GmbH and the Company. The first motion was granted and Kenetech's claim for relief based on actual patent infringement was dismissed. An initial determination decision was rendered by the International Trade Commission on May 31, 1996 for the second motion, denying the claim and affirming that Enercon equipment, if used in the United States, would infringe the asserted Kenetech patents. Final determination reflected no liability on the part of the Company other than incidental costs of defending. See Note 28 for Subsequent Events.

                     Energy Unlimited

                     The Company has brought an arbitration proceeding against Energy Unlimited, Inc. and its affiliates seeking damages for breach of a settlement agreement entered into in 1993. The respondents have asserted claims for rescission of the settlement agreement and breach of contract. The Company intends to pursue vigorously its claims in the arbitration proceeding and believes that the defendants' claims and defenses lack substantial merit. On February 29, 1996, the Company entered into a Settlement and Asset Purchase Agreement with Energy Unlimited, Inc. and its affiliates. In connection with this agreement, the Company received $350,000 representing the purchase price of certain wind turbines and as full and final settlement of all claims asserted in the arbitration.

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

         NOTE  17  -     OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):

                     Agreements with Dominion Bridge

                     In August 1996, the Company terminated its existing interim services agreement with Glass & Associates and entered into a new interim services agreement with Dominion Bridge. Under the interim services agreement, Dominion would provide an interim Chief Executive Officer as well as a consultant to the Company. The compensation under the agreement would be $40,000 per month payable in a combination of cash and common stock of the Company. At the same time, the Company entered into a joint venture agreement with Dominion Bridge to further develop the projects currently in development in August 1996. Due to various reasons, the two companies only pursued the New World Texas Renewable Energy project. See Note 28 for Subsequent Events.

                     Employment Agreement

                     Mr. John D. Kuhns was employed as Chief Executive Officer of the Company and Chairman of the Board prior to April 11, 1996 and since then has served only as Chairman on the Board. Mr. Kuhns did not seek re-election as Chairman of the Board in October 1996. In accordance with the terms of his employment agreement and its various amendments, Mr. Kuhns agreed to accept in lieu of any severance benefit or any other unpaid compensation due him upon termination the leasehold improvements to certain property. Accordingly, the property with improvements was distributed to Mr. Kuhns at its net book value (approximately $1.5 million) in October 1996.

         NOTE  18  -            MINORITY INTERESTS:

                     In May 1994, the Company acquired all of the common stock held by the minority shareholders of two of the Company's majority-owned subsidiaries, Arcadian and Wolverine, eliminating the previous minority interest.

                     The remaining minority interest in consolidated subsidiary companies is as follows (000's omitted):

                                                                                    Minority Share
                                                     Minority        December 31,    of 1996 Net
                                                     Interest %        1996         Income (Loss)
                                                     ----------      ------------   --------------
                                  REIL                12 1/2%          $642            $     7
                                  Solartec S.A.           49%          SOLD                202
                                                                       ----              -----
                                     Total                             $642               $209
                                                                       ====               ====

                                                                                    Minority Share
                                                     Minority        December 31,    of 1995 Net
                                                     Interest %        1995         Income (Loss)
                                                     ----------      ------------   --------------

                                  REIL                12 1/2%        $  634              $  14
                                  Solartec S.A.           49%           689               (298)
                                                                     ------              -----
                                     Total                           $1,323              $(284)
                                                                     ======              =====

         NOTE 19   -   INCOME TAXES:

                     As discussed in Note 1, the Company adopted FAS 109 as of October 1, 1993.

                     Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                                                         Current       Deferred     Total
                                                                                        --------     ----------    -------
                     YEAR ENDED DECEMBER 31, 1996:

                         U.S. FEDERAL                                                   $   -        $   -         $    -
                         STATE AND LOCAL                                                  (1,500)        -           (1,500)
                         FOREIGN                                                          33,635         -           33,635
                                                                                        --------     ----------    --------
                                                                                         $32,135     $   -          $32,135
                                                                                        ========     ==========    ========
                     Year ended December 31, 1995:

                         U.S. federal                                                   $    -       $   -         $    -
                         State and local                                                  (1,315)        -           (1,315)
                         Foreign                                                          23,911         -           23,911
                                                                                        --------     ----------    --------
                                                                                         $22,596     $   -          $22,596
                                                                                        ========     ==========    ========
                     Year ended December 31, 1994:

                         U.S. federal                                                   $    -       $   -         $    -
                         State and local                                                  44,427         -           44,427
                         Foreign                                                          60,000         -           60,000
                                                                                        --------     ----------    --------
                                                                                        $104,427     $   -         $104,427
                                                                                        ========     ==========    ========

                     Differences between the effective income tax rate and the statutory U.S. federal income tax rate for the year ended December 31, 1996, 1995 and 1994 are as follows:

                                                                        1996            1995             1994
                                                                   ---------------  -------------    -------------
                                                                       PERCENTAGE     Percentage      Percentage
                     Statutory U.S. Federal Income Tax benefit            (34.0%)       (34.0%)        (34.0%)
                     Loss without benefit                                  33.1%         31.9%           7.0%
                     Temporary difference without benefit                    .9%          2.0%          27.3%
                     Other                                                    0%          0.1%           0.3%
                                                                       ---------      --------        -------
                                                                              0%             0%            0%
                                                                       =========      ========       ========

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

                     The Company and subsidiaries have previously incurred net operating losses for financial reporting purposes, some of which may be available as carryforwards to offset future taxable income. The tax effects of temporary differences and carryforwards, which give rise to future income tax benefits and payables at December 31, 1996, are as follows:

                     Non-current assets:
                          Net operating loss carryforwards       $13,922,706
                          Loss on impairment                       2,162,061
                          Tax credit carryforwards                   595,000
                          Discontinued operations                     77,700
                          Other                                          -
                          Valuation allowance                    (16,244,048)
                                                                 -----------
                               Net non-current asset                 513,419
                                                                 -----------

                     Non-current liabilities:
                          Depreciation                               513,419
                                                                 -----------
                               Net non-current liability             513,419
                                                                 -----------
                     Net deferred tax                             $     -
                                                                 ===========

                     The tax credit carryforwards of $595,000 expire by 2002. At December 31, 1996 the Company has net operating loss carryforwards of approximately $44,000,000 which expire at various dates through 2011.

                     A full valuation allowance has been recorded against the deferred taxes, as realization is considered not more likely than not as of December 31, 1996 and 1995.

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

                     On December 31, 1992, the Company issued and sold 375,000 shares of the Company's Series B Cumulative Redeemable Exchangeable Preferred Stock and warrants to purchase 75,000 shares (375,000 shares before reverse split) of the Company's common stock. The warrants entitle the holder to purchase common stock for $40.00 per share ($8.00 per share before reverse split) (subject to anti-dilution adjustment) until December 31, 1997. The Series B Preferred Stock is exchangeable after January 1, 1996 into Wolverine's First Mortgage Notes (at a rate of $8.00 in principal amount for each share exchanged plus accrued dividends), and is exchangeable prior to that date only in the event of a material adverse change in the business or financial condition of the Company or Wolverine. The Series B Preferred Stock is redeemable by the Company at $8.00 per share, plus accrued dividends, after January 1, 1996. Dividends on the Series B Preferred Stock are cumulative at the annual rate of 6.5% and payable through the issuance of units (one unit for each $8.00 in accrued but unpaid dividends) each consisting of one share of Series B Preferred Stock and a warrant for one share of common stock having the same terms as the warrant issued in connection with the purchase of the Series B Preferred Stock. As of December 31, 1994, the Company accrued $214,429 of Series B Preferred Stock dividends. The transaction was valued so as to allocate $2,625,000 to the Series B Preferred Stock and $375,000 to the warrants. The resulting discount to the $3,000,000 face value of the stock will be amortized over five years.

                     On December 1, 1995, the holder of the Series B Preferred Stock exercised its option to exchange the Series B Preferred Stock for a Wolverine First Mortgage Note in the amount of $3,615,370 and 76,921 warrants, expiring on December 31, 1997, with interest at the LIBOR + 2% points to purchase common stock at an exercise price of $8.00 per share. At the date of the transaction, the Company charged the remaining unamortized discount associated with the Series B Preferred Stock issuance to additional paid-in-capital. The value of the warrants issued with the transaction was determined to be deminimus.

         NOTE  21  -      CAPITAL STOCK:

                     Common Stock

                     At the annual meeting of the stockholders held on October 21, 1996, a reverse stock split of 1 for 5 was approved. The date of record for the reverse split was November 4, 1996.

                     At the annual meeting of stockholders held on June 22, 1995, the shareholders approved an increase of authorized shares from 20,000,000 to 40,000,000.

                     On January 11, 1994, the Company agreed to acquire all stock held by Fayette Manufacturing Corporation in Arcadian Power Corporation and Wolverine. The acquisition of the Arcadian stock took place in connection with the merger of Arcadian into a wholly owned subsidiary of the Company. In connection with the merger, the minority shareholders of Arcadian received 18,701 shares (93,504 shares before reverse split) of common stock issued by the Company. The acquisition of the Wolverine shares occurred upon closing of the Arcadian merger and required the payment of $400,000 to Fayette and the issuance of warrants for 5,000 shares (25,000 shares before reverse split) of common stock.

         NOTE  21  -      CAPITAL STOCK (CONTINUED):

                     In March 1994, the Company sold 1,500,000 units, at $11.50 per unit, in an offshore offering pursuant to Regulation S under the Securities Act of 1933. Each unit consists of one-fifth share of common stock and a warrant to purchase one-fifth share of common stock at an initial exercise price of $75.00 per share expiring November 8, 1998. The Company has the right to redeem the warrants at $.01 per warrant upon not less than 30 days notice, if the closing price of the common stock for the 20 consecutive trading days immediately preceding the date of such notice equals or exceeds 150% of the initial exercise price of the warrants. The Company received approximately $15.7 million in net proceeds after deducting fees for the placement agent, legal fees and other expenses of approximately $1.5 million. The placement agent also received warrants to purchase up to 30,000 units (150,000 units before reverse split) at an initial exercise price of $69.00 per unit ($13.80 per unit before reverse split) expiring March 3, 1999.

                     In June 1994, the Company entered into a 15-year business alliance agreement with Westinghouse, jointly to develop, market, construct and own renewable power projects, such as utility-scale wind farms, off-grid generating systems and wireless photovoltaic systems. Under the agreement, the Company and Westinghouse will jointly market the Company's renewable power projects and products and Westinghouse will have the option to participate with the Company in renewable power projects. In consideration of Westinghouse's obligations under the agreement, the Company agreed to issue to Westinghouse up to 91,954 shares (459,770 shares before reverse split) of the Company's common stock, in installments, over a four-year period (of which 18,701 shares (93,504 shares before reverse split) were issued in 1994) and Incentive Warrants which will enable Westinghouse to purchase up to 163,956 shares (819,778 shares before reverse split) of the Company's common stock, based upon certain operating revenue targets for the Company. At December 31, 1995, management was uncertain as to the future benefits to be derived from this business alliance. As a result, previously recorded goodwill of approximately $800,000 was written-off and included within the 1995 impairment charge.

                     (See Note 3 for Impairment Charge). Additionally, the Company had not issued approximately 18,000 shares (90,000 shares before reverse split) of common stock and other securities issuable pursuant to this agreement pending future discussions with Westinghouse.

                     In July 1994, Westinghouse and the Company entered into a purchase agreement pursuant to which the Company issued 93,156 shares (465,780 shares before reverse split) of common stock to Westinghouse in exchange for (i) 1,800,000 shares of common stock of Photocomm, (ii) 8,690 shares of Series B Convertible Preferred Stock of Photocomm, and
                     (iii) a Subordinated Convertible Debenture in the original principal amount of $250,000. In addition, the Company issued 5,871 shares (29,357 shares before reverse split) for an account receivable in the amount of $304,000 which was owed to Westinghouse by Photocomm.

         NOTE  21  -      CAPITAL STOCK (CONTINUED):

                     In August 1994, the Company sold 1,150,000 units, at $11.00 per unit, in an offshore offering pursuant to Regulation S under the Securities Act of 1933. Each unit consists of one-fifth share of common stock and a warrant to purchase one-fifth share of Common Stock at an initial exercise price of $75.00 per share ($15.00 per share before reverse split) expiring November 8, 1998. The Company has the right to redeem the warrants at $.01 per warrant upon not less than 30 days notice, if the closing price of the common stock for the 20 consecutive trading days immediately preceding the date of such notice equals or exceeds 150% of the initial exercise price of the warrants. The Company received approximately $11.5 million in net proceeds after deducting the placement agent, legal fees and other expenses of approximately $1.2 million. The placement agent also received warrants to purchase up to 23,000 units (115,000 units before reverse split) at an initial exercise price of $75.00 per unit ($13.20 per unit before reverse split) expiring November 8, 1998.

                     In February 1995, The New World Power Company Limited, a wholly owned subsidiary of the Company, acquired 87.5% of REIL, the owner and operator of a 6.45 MW wind farm in Bellacorick, Ireland, in exchange for $1,700,000 and 20,816 shares (104,082 shares before reverse split) of the Company's common stock valued at $637,500.

                     In February 1995, the Company sold 1,500,000 units, at $6.00 per unit, plus the surrender of prior warrants to purchase one share of common stock at an initial exercise price of $15.00 per share expiring November 8, 1998 in an offshore offering pursuant to Regulation S under the Securities Act of 1933. Each unit consists of one-fifth share of common stock and two warrants, each to purchase one share of common stock at an initial exercise price of $37.50 ($7.50 before reverse split) expiring January 14, 2000. The Company has the right to redeem the warrants at $.01 per warrant upon not less than 30 days notice, if the closing price of the common stock for the twenty consecutive trading days immediately preceding the date of such notice equals or exceeds $15.00. The Company received approximately $8.2 million in net proceeds after deducting fees for the placement agent of approximately $0.8 million and legal fees and other expenses of approximately $80,000. The placement agent also received warrants to purchase 30,000 units (150,000 units before reverse split) at an initial exercise price of $36.00 per unit ($7.20 per unit before reverse split) expiring January 14, 2000 as part of the placement agent fee. The placement agent subsequently purchased 240,000 units for $720,000 from the Company.

                     On August 15, 1995, in connection with its investment in the Fujian Chang Ping Hydro Company, Ltd., the Company issued 143,000 shares (715,000 shares before reverse split) of common stock (see Note 4 for Significant Business Changes).

                     At December 31, 1996 and December 31, 1995, the Company had outstanding warrants of 1,754,231 and 1,609,390 (8,046,949 before the reverse split of November 4, 1996), respectively, of which 163,956 (819,778 before adjustment for the reverse split) were not exercisable at both dates. The outstanding warrants' exercise price range from $8.75 to $75.00 ($1.75 to $15.00 before adjustment for the reverse split) at both dates. Subsequent to December 31, 1995, the exercise price of certain of the warrants pertaining to the Company's indebtedness were adjusted.

         NOTE  22  -      STOCK OPTION PLAN:

                     In May 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan") pursuant to which it may issue awards and options to purchase up to 100,000 shares (500,000 shares before reverse split) of common stock to its employees, directors and consultants. On January 31, 1995, the Plan was amended, increasing the number of shares authorized for options under the Plan to 400,000 shares (2,000,000 shares before reverse split). The 1993 Stock Incentive Plan replaced the Company's 1989 Stock Incentive Plan, except as to options for 116,813 shares (584,067 shares before reverse split) which were then outstanding under the 1989 Plan. Options to purchase Common Stock at December 31, 1996, 1995 and 1994, are shown below.

                                                                               1996         1995        1994
                                                                            ---------    ---------    ---------
                     Options outstanding, beginning of year                   407,217      115,684      113,642
                     Exercised during the year                                   -            -           -
                     Forfeitures during the year                              407,217         -           -
                     Granted during the year                                     -         291,533        2,042
                                                                              -------      -------      -------
                     Outstanding, end of year
                          (at prices ranging from $15.00 to $60.00)              -         407,217      115,684
                                                                              =======      =======      =======

                     Eligible for exercise, end of year                          -         122,721      115,684
                                                                              =======      =======      =======


         NOTE  23  -      RELATED PARTY TRANSACTIONS:

                     In addition to the related party transactions described in
                     Note 13, the Company had the following related party transactions:

                     In fiscal 1989, Arcadian and Wolverine entered into management agreements with a corporation controlled by a major stockholder and principal officer of the Company to provide certain management services. The Company and its subsidiaries incurred management fees under these agreements of $476,000,and $480,000 during the years ended December 31, 1995 and 1994. There were no management fees for 1996 since the management contract was terminated in August 1995.

                     In May 1995, the Company entered into a ten-year lease agreement with the same stockholder for it's new corporate headquarters. The lease required annual payments of $42,000 with annual increases based on the Consumer Price Index. In 1995, the Company satisfied the annual rent payment, for the new corporate headquarters, through the forgiveness of a receivable from the same major stockholder and principal officer. Since March 1991, the Company's former corporate headquarters have been subleased from this same stockholder. Lease payments of $12,000, $14,400 and $14,400 were made during the years ended December 31, 1996, 1995 and 1994, respectively. The lease was terminated on November 15, 1996.

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

                     The following table shows assets and other financial information by segment and geographical area for the years ended December 31, 1996, 1995 and 1994, (000's omitted).

                                                                  Year Ended       Year Ended      Year Ended
                                                                  December 31,     December 31,    December 31,
                   (000's omitted)                                   1996             1995             1994
                                                                 -------------     ------------    ------------
                   Operating Revenue:

                     Grid power production                           $ 8,033           $ 7,735          $ 3,129
                     Wireless power sales                              6,112             8,647           18,878
                     Corporate, eliminations and others                1,240                (9)             901
                                                                    --------          --------          -------
                   TOTAL OPERATING REVENUE                           $15,385           $16,373          $22,908
                                                                    ========          ========          =======

                   Operating (Loss) Profit:

                     Grid power production                          $ (3,248)         $(26,562)         $   (34)
                     Wireless power sales                               (303)           (1,472)             332
                     Corporate, eliminations and others               (7,401)           (9,739)          (7,152)
                                                                    --------          --------          -------
                   TOTAL OPERATING PROFIT (LOSS)                    $(10,952)         $(37,773)         $(6,854)
                                                                    ========          ========          =======

                   Assets at December 31:

                     Grid power production                          $ 27,431          $ 31,791          $31,654
                     Wireless power sales                                430            17,840           12,607
                     Corporate, eliminations and others                1,959            15,765           29,912
                                                                    --------          --------          -------
                   CONSOLIDATED ASSETS                              $ 29,820          $ 65,396          $74,173
                                                                    ========          ========          =======

                   Capital Expenditures:

                     Grid power production                          $   -             $  5,281          $22,543
                     Wireless power sales                               -                  161            2,773
                     Corporate, eliminations and others                 -                1,392             (227)
                                                                    --------          --------          -------
                   CONSOLIDATED CAPITAL EXPENDITURES                $   -             $  6,834          $25,089
                                                                    ========          ========          =======

                   Depreciation and Amortization:

                     Grid power production                          $  3,428          $  3,434          $   389
                     Wireless power sales                                 73                18              124
                     Corporate, eliminations and others                  131               528              442
                                                                    --------          --------          -------
                   CONSOLIDATED DEPRECIATION AND

                   AMORTIZATION EXPENSE                             $  3,632          $  3,980          $   955
                                                                    ========          ========          =======

                   Impairment Charge:

                     Grid power production                           $ 1,400          $ 20,905          $  -
                     Wireless power sales                            -                   2,277             -
                     Corporate, eliminations and others                4,959             1,249             -
                                                                    --------          --------          -------
                   CONSOLIDATED IMPAIRMENT CHARGE                    $ 6,359          $ 24,431          $  -
                                                                    ========          ========          =======

                   Geographic Revenue:

                     North America                                   $ 4,599          $  5,233          $20,641
                     Central and South America                         4,840             5,831            1,939
                     Europe                                            5,946             5,309              328
                                                                    --------          --------          -------
                   CONSOLIDATED GEOGRAPHIC REVENUE                  $ 15,385          $ 16,373          $22,908
                                                                    ========          ========          =======

                   Geographic Assets:

                     North America                                  $  5,187          $ 29,192          $47,321
                     Central and South America                           -               7,383            4,826
                     Europe                                           24,633            25,321           22,026
                     Asia                                                -               3,500              -
                                                                    --------          --------          -------
                   CONSOLIDATED GEOGRAPHIC ASSETS                   $ 29,820          $ 65,396          $74,173
                                                                    ========          ========          =======


                   In 1996, 1995 and 1994, no customer accounted for more than 10% of total revenue.

         NOTE  25  -    FINANCIAL INSTRUMENTS:

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

                                                                              1996
                                                                   ----------------------------
                                                                   Carry          Estimate Fair
                                                                   Amount             Value
                                                                   -------        -------------
                                                                         (000's omitted)
                 Assets:
                   Cash and cash equivalents                       $   449             $   449
                   Cash restricted in use                            2,377               2,377
                 Liabilities:

                   Debt due to Related Parties                       4,014             -
                   Long-term Debt                                      526             -

                 The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                 Cash and Cash Equivalents, Cash Restricted in use and Notes Receivable - The carrying amount is a reasonable estimate of fair value.

                 Debt Due to Related Parties and Long-term Debt - It was not practicable to estimate the fair value of these financial instruments for 1996. See Note 13 and Note 14 for debt terms.

                 The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

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

        (A)       KENETECH LITIGATION

                  In light of the equipment supplier dispute, the Company elected to use other equipment in the New World Texas Renewable Energy Project. (See Note 16 for Litigation). The company prepared and obtained all the necessary approvals to change the equipment on the project. Prior to construction, the project was sold to York Research Corporation (see below).

        (B)       CONSUMERS POWER COMPANY POWER PURCHASE CONTRACT

                  The rates under this power purchase contract were subject to negotiation on December 31, 1995. The Company has abandoned its attempts to renegotiate its contract with Consumers Power Company and as a result, its contract is continued on a year to year basis under the conditions of the original contract.

        (C)      DEBT RESTRUCTURING

                 Starting in July 1997, the Company was negotiating with the holders of the 8% Subordinated Convertible Notes, which had a maturity date under the original restructuring in 1996 of July 31, 1997 (See Note 14 for Long Term Debt). In December 1997, the Company reached an agreement with the holders of the Subordinated Convertible Notes. The agreement consisted of two parts, one with holders of approximately $625,000 of Notes including principal and interest. The second was with the holders of the balance of the debt obligation of approximately $4.3 million.

                 The first agreement involved the transferring of an 89% interest in its wholly owned subsidiary, New World Power Vermont, to Arete Ventures (holders of a portion of the Subordinated Convertible Notes-see Note 14, "Arete") in exchange for elimination of the total outstanding debt obligations to that group. In addition, New World retained an 11% interest in the form of a Series A Redeemable Preferred Stock in Vermont. The preferred stock consists of 129,643 shares. On February 25, 1999, the Board of Directors of Northern Power Systems (formerly New World Power Vermont) elected to redeem all of the 129,643 shares of Series A Convertible Preferred Stock at the redemption price of $1.00 per share. The Redemption date was fixed at March 22, 1999. The Company elected to not convert its Series A Preferred Stock into Common Stock and accordingly received $129,643 in March 1999.

NOTE  28  -      SUBSEQUENT EVENTS (CONTINUED):

                 The second agreement involved the restructuring and reduction of the remaining outstanding indebtedness to the Flemings Group (holders of the remainder of the Subordinated Convertible Notes-see Note 14, "Flemings"). The Company agreed to amortize $1,935,000 before December 1998 in varying monthly installments of principal and interest. In addition, the Company agreed to amortize an additional $850,000 under a three year note beginning in January 1998 and continuing through December 2000. The monthly payment is $26,636 including principal and interest. The interest rate on the two notes is fixed at 8% per annum as agreed to by the parties. The first Note was collateralized by a first lien position of New World Power Texas Renewable Energy Partnership, a first lien position on Caton Moor (a UK subsidiary), and a first lien position on the Company's investment in China. The second note is collateralerized by a first mortgage position on Wolverine (subject to a subordination to a new investor in New World up to $1.5 million). The Company fully extinguished the indebtedness due under the first note by December 1998 and the balance remaining on the second note as of March 31, 1999 is approximately $520,000. The balance of the indebtedness at the restructure date of approximately $1,346,000 was eliminated as debt and converted by the Noteholders into New World Power common stock at a conversion price of $1.50 per share. Accordingly, in December 1997, the Company issued approximately 897,400 shares of common stock to the Noteholders.

        (D)      INVESTMENT BY SYNEX INTERNATIONAL

                 In July 1998, the Company closed a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex International, Inc. (TSE:SXI). Synex will provide up to $1,000,000 to the Company in the form of a convertible debenture, which matures on June 30, 2001. The debenture provides for the conversion into the Company's stock at $1.00 per share and the interest rate is 10.3% per annum. In addition, the investment provided Synex with warrants to purchase up to 500,000 shares of the Company's common stock at $1.25 per share, which expire on June 30, 2000. Vesting in the warrants only occurs after the entire $1.0 million is funded by Synex. The debenture is secured by a first mortgage position on Wolverine. As of March 1999, the Company has received approximately $500,000 from Synex under this lending facility. The investment also provides for a strategic alliance with Synex and a Participation Agreement for a minimum term of 18 months, which would enable the Company to procure resources for project assessment at rates detailed in the agreement.

        (E)      ASSET SALES

                 In February 1997, the Company sold its investments in two (Dyffryn Brodyn and Four Burrows) of its three windfarms in the United Kingdom to Renewable Energy Systems Limited (a company in the United Kingdom) for approximately 2.3 million pounds sterling (approximately $3.7 million US) and recorded a loss of approximately $580,000 on the sale. From the proceeds of the sale, the Company had to pay off the entire remaining indebtedness to Hambros Bank as the collateral position of Hambros included a cross-collateral position between Four Burrows, Dyffryn Brodyn and Caton Moor. In February 1997, the Company paid approximately 892,922 pounds sterling (approximately $1.4 million US) to Sundial International Fund Ltd. as a partial repayment of indebtedness and approximately 892,922 pounds sterling (approximately $1.4 million US) to the holders of the Subordinated Convertible Notes as a partial repayment of its indebtedness (see Note 14 for Long-Term Debt).

NOTE  28  -      SUBSEQUENT EVENTS (CONTINUED):

                 In April 1997, the Company sold its investment in Renewable Energy Ireland Limited to Bord Na Mona for approximately 1.6 million Irish pounds (approximately $2.7 million US) and recorded a loss of approximately $70,000 on the sale. In addition, the Company received a final dividend from its investment in REIL of approximately 84,000 Irish pounds (approximately $140,000 US) in March 1997. The net proceeds of the transaction, along with funds on hand at the Company, were used to pay off the remaining indebtedness to Sundial International Fund Ltd., including all accrued interest and fees. The repayment of the entire Sundial indebtedness provided the Company with free and clear title to the assets of Wolverine, which enabled it to restructure the Fleming indebtedness as well as raise additional capital from Synex International Inc. See Proforma financial information below.

                 In August 1997, the Company entered into a definitive agreement of sale to sell its investment in San Jacinto for $87,500, and recorded a gain of approximately $62,000 in 1997.

        (F)      TERMINATION OF DOMINION BRIDGE AGREEMENT

                 In April 1998, the Company terminated its interim management contract with Dominion Bridge as well as all other agreements and associations between the two companies. No additional compensation was given to terminate those agreements.

        (G)      SALE OF NEW WORLD POWER TEXAS RENEWABLE ENERGY PARTNERSHIP

                 In October 1997, due to the inability to raise project financing, the Company and its joint venture partner DB Power Inc. entered into an agreement to sell its interests in the New World Texas Renewable Energy Partnership to York Research Corporation for $1,500,000. The proceeds under the sale were split 50/50 between the parties in the joint venture and were received in three installments after certain contingencies were resolved. The final payment under the sale agreement was received in 1998. The Company recorded a gain of approximately $300,000 from the sale of the partnership. All of the proceeds received by the Company were paid to the holders of the Subordinated Notes as agreed to under the restructured debt agreements with the Fleming group. (See Note 17 for Other Commitments and Contingencies.)

NOTE  28  -      SUBSEQUENT EVENTS (CONTINUED):

        (H)      SETTLEMENT OF LITIGATION

                 During 1998, Dwight Kuhns et al ("plaintiff") was granted a judgement against the Company including penalties in the total amount of approximately $1.9 million. In December 1998, the Company and plaintiff entered into negotiations on which to settle his judgement and avoid bankruptcy for the Company. In January 1999, the Company and Mr. Kuhns reached a settlement which provided for plaintiff to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company has made both of those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum. Under that promissory note, the Company is required to make a $30,000 payment April 1, 1999, a $60,000 payment on July 1, 1999, a $60,000 payment on October 1, 1999 and the remaining principal and interest on December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest at 7.5% per annum, secured by a third position on Wolverine. Payments under this mortgage note are to be made in six equal installments due on June 30 and December 31 of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to plaintiff and a warrant to purchase 75,000 shares of the Company's common stock at $2 per share.

                 In November 1998, the Company filed suit in California against the legal firm that represented it in the Kuhns litigation. The allegations include, among other things, misrepresentation of the Company in the legal proceedings pertaining to the Kuhns litigation. The Company is seeking unspecified damages.

        (I)      WOLVERINE LICENSE APPLICATIONS

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

        (J)      PERFORMANCE BOND

                 On January 27, 1999, the Company entered into an agreement to sell its 60% interest in the Salto Andersen Project to an Argentine company for approximately $7,000. The agreement provides for an option period to complete the transaction and resolve all outstanding regulatory issues within 135 days from January 27,1999. Management believes that the Argentine Company will exercise the option to purchase the project by June 13, 1999, or shortly thereafter, thereby eliminating any and all potential contingencies to the Company under the performance bond. (See Note 17 for Other Commitments and Contingencies.)

NOTE  28  -      SUBSEQUENT EVENTS (CONTINUED):

        (K) SALE OF ARCADIAN RENEWABLE POWER CORPORATION, MAKANI UWILA AND NEW WORLD POWER GRID COMPANY

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

        (L)      SALE OF INTEREST IN TIERRAS MORENAS

                 The Company had been undertaking, through a Costa Rican subsidiary in which it had a 35% minority interest, to develop a windfarm near Lake Arenal, Costa Rica. In May 1996, as a result of financial difficulties deferring the completion of the development of the project, the Company's 65% majority partner in the project entered into an agreement to sell its majority interest to a US alternative energy development company. As a result of that sale, the Company's position in the project was weakened. In December 1997, the Company received a capital call on the project, which it could not answer as a result of financial difficulties. Accordingly, the Company's ownership percentage was diluted to less than 5%. In 1998, the Company negotiated a sale of its interest to the majority owner of the project for $295,000, recording a gain of approximately $95,000 in 1998.

        (M)      SALE OF INTEREST IN DONA JULIA

                 The Company, on behalf of a Costa Rican company in which it had a minority interest, was developing a hydroelectric facility in Heredia, Costa Rica. The Company has entered into a letter of intent to sell its interest in the project for $1.4 million subject to a definitive stock purchase agreement. During the due diligence and the preparation of the definitive stock purchase agreement, the Company received approximately $400,000, which it recorded as an offset to its costs incurred on the project. The purchaser informed the Company that as a result of its due diligence, it was not interested in proceeding with the closing of the transaction. In 1997, after significant negotiations, the companies agreed to enter into a sale agreement for the interest in Dona Julia for $75,000 payable upon the successful financing of the significantly downsized project. The Company received the $75,000 in 1997 and recorded a gain from the sale of approximately $25,000.

NOTE  28  -      SUBSEQUENT EVENTS (CONTINUED):

        (N)      PROFORMA INFORMATION

                 The following proforma condensed balance sheet and income statement data reflects the changes in financial position and results of operations as a result of the aforementioned asset sales of the two United Kingdom Windfarms and Renewable Energy Ireland Limited.

                                                                             DECEMBER 31, 1996      As Adjusted
                 (000's Omitted)                                               AS REPORTED            Proforma
                 ---------------                                             -----------------      -----------
                 Assets:
                     Current assets                                               $ 6,140              $2,947
                     Property, plant and equipment, net                            21,118               5,441
                     Goodwill                                                       1,366                 373
                 Liabilities:

                     Current liabilities                                            5,779               4,767
                     Long-term debt                                                16,074               3,733
                     Other non-current liabilities                                  5,734               1,457

                 Operating revenues                                                15,385               5,737
                 Cost of operations                                                12,576               4,492

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

