Form 10QSB
period 1999-03-31
NEW WORLD POWER CORPORATION
filed 1999-08-16
CIK 842691

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999    Commission file number 0-18260

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

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999

                          -----------------------------

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

     740 St Maurice, suite 604, Montreal, Quebec, Canada             H3C 1L5
     (Address of principal executive offices                        (Zip Code)

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

       The number of shares outstanding of the registrant's Common Stock as of March 31, 1999 was 3,797,912.

                                Table of Contents

PART I FINANCIAL INFORMATION

                                                                            Page

            Item 1.   Financial Statements (Introduction)                    1

              Consolidated Balance Sheet as of March 31, 1999 (Unaudited)
              and December 31, 1998                                          2

              Consolidated Statements of Operations for the Quarter
              Ended March 31, 1999 and 1998 (Unaudited)                      3

              Consolidated Statements of Cash Flows for the Quarter
              Ended March 31, 1999 (Unaudited)                               4

              Notes to Interim Consolidated Financial Statements (Unaudited) 5

            Item 2.   Management's Discussion and Analysis                   9

PART II OTHER INFORMATION

            Item 1.   Legal Proceedings                                     11

            Item 2.   Changes in Securities and Use of Proceeds             11

            Item 3.   Defaults Upon Senior Securities                       11

            Item 4.   Submission of Matters to a Vote of Security Holders   11

            Item 5.   Other Information                                     11

            Item 6.   Exhibits and Reports on Form 8-K                      12

Signatures                                                                 S-1

Exhibit Index

            Exhibit 27     -Financial Data Schedule

                          PART 1 FINANCIAL INFORMATION

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


       ASSETS                                                 March 31,     December 31,
                                                                1999            1998
                                                                ----            ----

       CURRENT ASSETS:
           Cash and cash equivalents                       $   206,214       $   170,543
           Cash restricted in use (Note 3)                     250,499           173,035
           Accounts receivable                                 137,505           426,891
           Other current assets                                 46,285            30,267
                                                           -----------       -----------
              TOTAL CURRENT ASSETS                             640,503           800,736

       Property, plant and equipment, net                    3,222,375         3,269,460
       Investments (Note 6)                                         -            129,643
       Goodwill, net of accumulated amortization               349,953           352,453
       Deferred project costs                                  185,557           187,170
                                                           -----------       -----------
                                                             3,757,885         3,938,726

                   TOTAL ASSETS                            $ 4,398,388       $ 4,739,462
                                                           ===========       ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:

           Accounts payable and accrued liabilities        $   394,904       $   391,948
           Due to related parties (Note 6)                     263,504           373,161
           Current portion of settlement obligations           237,000           375,000
                                                           -----------       -----------
              TOTAL CURRENT LIABILITIES                        895,408         1,140,109

       Long-term portion of due to related parties (Note 6)    756,847           730,632
       Long-term portion of settlement obligations (Note 7)    294,700           275,000
       Other non-current liabilities                         1,275,000         1,275,000
                                                           -----------       -----------
                                                             2,326,547         2,280,632

              TOTAL LIABILITIES                              3,221,955         3,420,741
       COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY:
              Common stock $.01 par value, 40,000,000 shares
              authorized, 3,797,912 and 3,552,512 shares
              issued and outstanding                            37,979            35,525
              Currency translation adjustments                (107,967)          134,029
              Additional paid-in capital                    83,210,751        83,151,595
              Accumulated deficit                          (81,964,330)      (82,002,428)
                                                           -----------       -----------
              TOTAL STOCKHOLDERS' EQUITY                     1,176,433         1,318,721
                                                           -----------       -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $ 4,398,388       $ 4,739,462
                                                           ===========       ===========

 See accompanying notes to interim consolidated condensed financial statements.


                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Quarter ended        Quarter ended
                                               March 31,             March 31,
                                                 1999                  1998
                                                 ----                  ----

OPERATING REVENUE                            $  457,669           $  904,358

COST OF OPERATIONS                              151,303              399,321
                                             ----------           ----------
GROSS PROFIT                                    306,366              505,037

Project development expenses                     21,535               43,339

Selling, general and administrative expenses    243,316              372,925
                                             ----------           ----------

OPERATING INCOME                                 41,515               88,773

OTHER INCOME (EXPENSE):
       Interest expense                         (31,752)             (53,908)
       Interest income                            1,143                2,638
       Other                                     28,417               26,219
                                             ----------           ----------
       TOTAL OTHER INCOME (EXPENSE)              (2,192)             (25,051)

INCOME (LOSS) BEFORE TAXES                       39,323               63,722

Provision for income taxes                        1,225                5,575
                                             ----------           ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS         38,098               58,147

NET INCOME (LOSS)                            $   38,098           $   58,147
                                             ==========           ==========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
       Net earnings (loss) from continuing
         operations available to common
           stockholders                           $0.01                $0.02

       NET EARNINGS (LOSS)
       ATTRIBUTABLE TO COMMON SHARES              $0.01                $0.02
                                                  =====                =====
       AVERAGE NUMBER OF BASIC COMMON SHARES
         OUTSTANDING                          3,797,912            3,426,512
                                             ==========           ==========

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Quarter ended
                                                                    March 31,
                                                                      1999
                                                                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               38,098
    Adjustments to reconcile net earnings to net cash used
       in operating activities:
       Depreciation and amortization                                67,631
       Amortization of goodwill                                      2,500
       Other, net                                                  (76,028)
       Amortization of deferred costs                                1,613
       Change in assets and liabilities, net of effect of
           acquisitions/disposals:
           (Increase) decrease in accounts receivable              289,386
           (Increase) decrease in other current assets             (16,018)
           Increase (decrease) in accounts payable and
           accrued liabilities                                       2,956
             (Decrease) increase in non-current liabilities             -

    NET CASH FLOWS PROVIDED (USED)
    IN OPERATING ACTIVITIES                                        310,138
                                                                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of investment                             (129,643)
    Capital expenditures                                           (20,546)
                                                                  --------
    NET CASH FLOWS (USED IN) PROVIDED
    BY INVESTING ACTIVITIES                                       (150,189)
                                                                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in due to related parties                           (83,442)
    Payment of settlement obligation                              (118,300)
    Proceeds from issuance of common stock                              -
    (Increase) in restricted cash                                   77,464
                                                                  --------
    NET CASH FLOWS (USED IN) FINANCING ACTIVITIES                 (124,278)
                                                                  --------
Net change in cash and equivalents                                  35,671
Cash and equivalents at beginning of period                        170,543
                                                                  --------
CASH AND EQUIVALENTS AT END OF PERIOD                             $206,214
                                                                  --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest expense                                              $ 24,075
    Interest income                                                  1,143

 See accompanying notes to interim consolidated condensed financial statements.

NOTE   1   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is a global developer and producer of electricity generated from wind energy, solar energy and hydropower. The Company also develops, manufactures and markets electrical gathering systems powered by renewable resources and provides related services.

              Basis Of Presentation

              In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998 and the results of operations for the three months periods ended March 31, 1999 and 1998 and cash flows for the three month periods ended March 31, 1999.

              The accounting policies followed by the Company are set forth in
              Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to the consolidated financial statements included therein.

              The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for a full year.

NOTE   2   -  FILINGS WITH UNITED STATES SECURITY AND EXCHANGE
              COMMISSION ("SEC"):

              The Company did not file in a timely manner certain reports required by the Securities and Exchange Act of 1934, which could jeopardize its status as a public company.

NOTE   3   -  CASH RESTRICTED IN USE

              As a result of the restructuring of the long-term indebtedness in December 1997, as well as the Synex International financing, certain cash was restricted to making payments for long-term obligations. (See Note 6 for Due to Related Parties).

NOTE   4   -  PLANT, PROPERTY AND EQUIPMENT

              Property, plant and equipment consists of the following as of March 31, 1999 (000's omitted):

                                                                   Useful Life
                                                                      (Years)
                                                                      -------
              Power generation facilities and equipment:

                     Hydroelectric                         $3,368       40
                     Wind:
                       Owned                                4,352       25
                       Land                                   401
                                                           ------
                     Total                                  8,121

              Less accumulated depreciation and
              amortization                                  4,899
                                                           ------
                                                           $3,222
                                                           ======
NOTE   5  -   EARNINGS PER SHARE

              In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the disclosure of basic and diluted earnings per share
              (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares, outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. All prior year earnings per share have been restated in accordance with the provisions of SFAS 128 and did not have a material effect on historically disclosed earnings per share. Options to purchase 309,000 shares of common stock at $.30 were outstanding as well as the convertible debt during 1999 and 1998 but were not included in the computation of the diluted EPS because the strike price was greater than the average market price of the common shares.

NOTE   6  -   DUE TO RELATED PARTIES:

              Amounts due to related parties consists of the following at March 31, 1999 (000's omitted):

              (a) Convertible Subordinated Debentures Flemings Group     $    0
              (b) Convertible Subordinated Debentures Flemings Group        520
              (c) Synex International                                       500
                                                                         ------
                         Total                                            1,020
                         Less current portion                               263
                                                                         ------
              Long-term portion                                          $  756

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

NOTE  7  -    LITIGATION

              In January 1999, the Company and plaintiff reached a settlement which provided for Dwight Kuhns ("plaintiff") to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company made both of those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum. Under the promissory note, the Company is required to make a $30,000 payment April 1, 1999, a $60,000 payment on July 1, 1999, a $60,000 payment on October 1, 1999 and the remaining principal and interest on December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest payable at 7.5%, secured by a third position on Wolverine. Payments under that mortgage note are to be made in six equal installments due on June 30 and December 31, of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to plaintiff and a warrant to purchase 75,000 shares of the Company's common stock at $2 per share.

              In November 1998, the Company filed suit in California against the legal firm that represented it in the Dwight Kuhns et al litigation. The allegations include, among other things, misrepresentation of the Company in the legal proceedings pertaining to the professional handling of that litigation. The Company is seeking unspecified damages.

NOTE 8   -    COMMITMENTS AND CONTINGENCIES

(A)      Consumers Power Company Power Purchase Contract

              The rates under this power purchase contract were subject to renegotiation on December 31, 1995. The Company has abandoned its attempt to renegotiate its contract with Consumers Power Company and, as a result, its contract is continued on a year to year basis under the conditions of the original contract.

(B)      Performance Bond

              In February 1999, the Company entered into an agreement to sell its 60% interest in the Salto Andersen Project to an Argentine company for approximately $7,000. The agreement provides for an option period to complete the transaction and resolve all outstanding regulatory issues within 135 days from January 27, 1999. Due to political elections in Argentina, resolution of regulatory issues has not been received yet by the Argentine Company. However, management believes that the Argentine company will purchase the project shortly, thereby eliminating any and all potential contingencies to the Company under the performance bond.

ITEM 2. MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

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

General

       The results of operations for 1999 compared to 1998 reflect continuity at the operating level, however the effects of the corporate restructuring are quite notable at the selling, general and administrative expense level.

Revenues

         The revenues decreased to $457,669 in 1999 from $904,358 in 1998 due primarily to the UK operations decrease in price per kWh as a result of the end of the premium pricing structure of the NFFO power purchase contract. The revenues in the United States remained constant between the years.

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

Cost of operations

         The costs of operations decreased in 1999 to $151,303, as compared to $399,321 during the previous year, primarily as a result of the company's downsizing efforts in the UK as well as some reductions in the US.

Project development expense

         The Company continued curtailing its development efforts in 1999 to 21,535, as compared to 43,339 during the previous year, in line with the strategy of reducing the development risk formulated in the 1996 restructuring plan.

Selling, general and administrative

         These expenses were reduced during the first quarter to $243,316, as compared to $372,925 during the previous year. The 1998 expenses included the fees and expenses associated with the repayment of project indebtness and asset sales.

Other income and expenses

       During the quarter, the Company recorded other income-net of $28,417, as compared to income of $26,219 during the previous year. The 1999 other income is a result of asset sales, while the previous year's other income is the result of gains on 1998 sales.

       Interest expenses were reduced to $31,752 from the previous year's $53,908, in line with the debt repayment.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

ITEM 5.  OTHER INFORMATION.

         NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit         Description
Number

27              Financial Data Schedule

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE NEW WORLD POWER CORPORATION

       August 16, 1999                            By: /s/ Vitold Jordan
                                                  .............................
                                                  Vitold Jordan
                                                  Chief Executive Officer

       August 16, 1999                            By: /s/ Frederic A. Mayer
                                                  .............................
                                                  Frederic A. Mayer
                                                  Chief Financial Officer