Form 10QSB
period 1999-06-30
NEW WORLD POWER CORPORATION
filed 1999-08-16
CIK 842691

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999    Commission file number 0-18260

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

For the quarterly period ended               June 30, 1999

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

       The number of shares outstanding of the registrant's Common Stock as of June 30, 1999 was 3,797,912.

                                Table of Contents

PART I FINANCIAL INFORMATION

                                                                            Page

            Item 1.   Financial Statements (Introduction)                    1

              Consolidated Balance Sheet as of June 30, 1999 (Unaudited)
              and December 31, 1998                                          2

              Consolidated Statements of Operations for the Quarter
              Ended June 30, 1999 and 1998 (Unaudited)                       3

              Consolidated Statements of Operations for the Six Month
              Ended June 30, 1999 and 1998 (Unaudited)                       4

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1999 (Unaudited)                                5

              Notes to Interim Consolidated Financial Statements (Unaudited) 6

            Item 2.   Management's Discussion and Analysis                  10

PART II OTHER INFORMATION

            Item 1.   Legal Proceedings                                     12

            Item 2.   Changes in Securities and Use of Proceeds             12

            Item 3.   Defaults Upon Senior Securities                       12

            Item 4.   Submission of Matters to a Vote of Security Holders   12

            Item 5.   Other Information                                     12

            Item 6.   Exhibits and Reports on Form 8-K                      12

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


      ASSETS                                                June 30,      December 31,
                                                               1999            1998
                                                               ----            ----
       CURRENT ASSETS:
           Cash and cash equivalents                      $   103,474   $   170,543
           Cash restricted in use (Note 3)                    152,702       173,035
           Accounts receivable                                250,464       426,891
              Other current assets                             29,082        30,267
                                                          -----------   -----------
              TOTAL CURRENT ASSETS                            535,722       800,736

       Property, plant and equipment, net                   3,161,854     3,269,460
       Investments (Note 6)                                        -        129,643
       Goodwill, net of accumulated amortization              347,453       352,453
       Deferred project costs                                 187,184       187,170
                                                          -----------   -----------
                                                            3,696,491     3,938,726

                   TOTAL ASSETS                           $ 4,232,213   $ 4,739,462
                                                          ===========   ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
           Accounts payable and accrued liabilities       $   262,684   $   391,948
           Due to related parties (Note 6)                    263,502       373,161
           Current portion of settlement obligations          237,000       375,000
                                                          -----------   -----------
              TOTAL CURRENT LIABILITIES                       763,186     1,140,109

       Long-term portion of due to related parties
       (Note 6)                                               756,847       730,632
       Long-term portion of settlement obligations
       (Note 7)                                               182,969       275,000
       Other non-current liabilities                        1,275,000     1,275,000
                                                          -----------   -----------
                                                            2,214,816     2,280,632

              TOTAL LIABILITIES                             2,978,002     3,420,741
       COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY:
            Common stock $.01 par value, 40,000,000
            shares authorized, 3,797,912 and 3,552,512
            shares issued and outstanding                      37,979        35,525
            Currency translation adjustments                  (71,101)      134,029
            Additional paid-in capital                     83,210,751    83,151,595
            Accumulated deficit                           (81,923,418)  (82,002,428)
                                                          -----------   -----------
              TOTAL STOCKHOLDERS' EQUITY                    1,254,211     1,318,721
                                                          -----------   -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                             $ 4,232,213   $ 4,739,462
                                                          ===========   ===========

 See accompanying notes to interim consolidated condensed financial statements.


                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Quarter ended      Quarter ended
                                                 June 30,           June 30,
                                                   1999               1998
                                                   ----               ----
OPERATING REVENUE                             $  316,146         $  570,688

COST OF OPERATIONS                               161,481            197,869
                                              ----------         ----------

GROSS PROFIT                                     154,665            372,819

Project development expenses                       9,145             15,982

Selling, general and administrative expenses     154,362            404,370
                                              ----------         ----------

OPERATING INCOME                                  (8,842)           (47,533)

OTHER INCOME (EXPENSE):
       Interest expense                          (34,368)           (34,913)
       Interest income                               475              6,094
       Other                                      84,922            308,854
                                              ----------         ----------
       TOTAL OTHER INCOME (EXPENSE)               51,029            280,035

INCOME (LOSS) BEFORE TAXES                        42,187            232,502

Provision for income taxes                         1,275              8,432
                                              ----------         ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS          40,912            224,070

NET INCOME (LOSS)                             $   40,912         $  224,070
                                              ==========         ==========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
       Net earnings (loss) from continuing
         operations available to common
           stockholders                            $0.01              $0.06

       NET EARNINGS (LOSS)
       ATTRIBUTABLE TO COMMON SHARES               $0.01              $0.06
                                                   =====              =====
       AVERAGE NUMBER OF BASIC COMMON SHARES
         OUTSTANDING                           3,797,912          3,426,512
                                              ==========         ==========

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Six Months ended    Six Months ended
                                               June 30,           June 30,
                                                 1999               1998
                                                 ----               ----

OPERATING REVENUE                          $  773,815           $1,475,046

COST OF OPERATIONS                            312,784              597,190
                                           ----------           ----------

GROSS PROFIT                                  461,031              877,856

Project development expenses                   30,680               59,321

Selling, general and administrative
  expenses                                    397,678              777,295
                                          -----------           ----------

OPERATING INCOME                               32,673               41,240

OTHER INCOME (EXPENSE):
       Interest expense                       (66,120)             (88,821)
       Interest income                          1,618                8,732
       Other                                  113,339              335,073
                                          -----------           ----------
       TOTAL OTHER INCOME (EXPENSE)            48,837              254,984

INCOME (LOSS) BEFORE TAXES                     81,510              296,224

Provision for income taxes                      2,500               14,007
                                          -----------           ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS       79,010              282,217

NET INCOME (LOSS)                         $    79,010           $  282,217
                                          ===========           ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
       Net earnings (loss) from continuing
         operations available to common
           stockholders                         $0.02                $0.08

       NET EARNINGS (LOSS)
       ATTRIBUTABLE TO COMMON SHARES            $0.02                $0.08
                                                =====                =====

       AVERAGE NUMBER OF BASIC COMMON SHARES
         OUTSTANDING                        3,797,912            3,426,512
                                          ===========           ==========

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months ended
                                                                 June 30,
                                                                   1999
                                                                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                              79,010
    Adjustments to reconcile net earnings to net cash used
       in operating activities:
       Depreciation and amortization                              134,623
       Amortization of goodwill                                     2,500
       Other, net                                                 140,241
       Amortization of deferred costs                                 (14)
       Change in assets and liabilities, net of effect of
           acquisitions/disposals:
           (Increase) decrease in accounts receivable             176,427
           (Increase) decrease in other current assets             (1,185)
           Increase (decrease) in accounts payable and
           accrued liabilities                                   (129,264)
           (Decrease) increase in non-current liabilities              -

    NET CASH FLOWS PROVIDED (USED)
    IN OPERATING ACTIVITIES                                       402,338
                                                                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of investment                            (129,643)
    Capital expenditures                                          (27,017)
                                                                ---------
    NET CASH FLOWS (USED IN) PROVIDED
    BY INVESTING ACTIVITIES                                      (156,660)
                                                                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in due to related parties                         (103,049)
    Payment of settlement obligation                             (230,031)
    Proceeds from issuance of common stock                             -
    (Increase) in restricted cash                                  20,333
                                                                ---------
    NET CASH FLOWS (USED IN) FINANCING ACTIVITIES                (312,747)
                                                                ---------

Net change in cash and equivalents                                (67,069)
Cash and equivalents at beginning of period                       170,543
                                                                ---------
CASH AND EQUIVALENTS AT END OF PERIOD                           $ 103,474
                                                                ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest expense                                            $  52,120
    Interest income                                                 1,618

 See accompanying notes to interim consolidated condensed financial statements.

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is a global developer and producer of electricity generated from wind energy, solar energy and hydropower. The Company also develops, manufactures and markets electrical gathering systems powered by renewable resources and provides related services.

              Basis Of Presentation

              In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998 and the results of operations for the quarter ended June 30, 1999 and 1998 and the results of operations for the six months ended June 30, 1999 and 1998 and cash flows for the six month period ended June 30, 1999.

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

              The results of operations for the six month period and quarter ended June 30, 1999 are not necessarily indicative of the results to be expected for a full year.

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

              Property, plant and equipment consists of the following as of June 30, 1999 (000's omitted):

                                                                  Useful Life
                                                                     (Years)
                                                                     -------
                Power generation facilities and equipment:
                   Hydroelectric                           $3,375      40
                   Wind:
                         Owned                              4,352      25
                         Land                                 401
                                                           ------
                   Total                                    8,128

                Less accumulated depreciation and
                  amortization                              4,966
                                                           ------
                                                           $3,162
                                                           ======
NOTE 5 -   EARNINGS PER SHARE

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

NOTE   6  -      DUE TO RELATED PARTIES:

              Amounts due to related parties consists of the following at June 30, 1999 (000's omitted):

              (a) Convertible Subordinated Debentures Flemings Group     $    0
              (b) Convertible Subordinated Debentures Flemings Group        520
              (c) Synex International                                       500
                                                                         ------
                         Total                                            1,020
                         Less current portion                               263
                                                                         ------
              Long-term portion                                          $  756
                                                                         ======

NOTE  7  -      LITIGATION

              In January 1999, the Company and plaintiff reached a settlement which provided for Dwight Kuhns ("plaintiff") to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company made both of those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum. Under the promissory note, the Company is required to make a $30,000 payment April 1, 1999 (paid), a $60,000 payment on July 1, 1999
              (paid), a $60,000 payment on October 1, 1999 and the remaining principal and interest on December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest payable at 7.5%, secured by a third position on Wolverine. Payments under that mortgage note are to be made in six equal installments due on June 30 and December 31, of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to plaintiff and a warrant to purchase 75,000 shares of the Company's common stock at $2 per share.

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

General

       The results of operations for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 reflect continuity at the operating level, however the effects of the corporate restructuring are quite notable at the selling, general and administrative expense level.

Revenues

         The revenues decreased to $773,815 in 1999 from $1,475,046 in 1998 due primarily to the UK operations decrease in price per kWh as a result of the end of the premium pricing structure of the NFFO power purchase contract. The revenues in the United States remained constant between the years.

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

Cost of operations

         The costs of operations decreased in the six months period ended June 30, 1999 to $312,784, as compared to $597,190 during the previous year' six moonth period, primarily as a result of the company's downsizing efforts in the UK as well as some reductions in the US.

Project development expense

         The Company continued curtailing its development efforts for the six months ended June 30, 1999 to $30,680, as compared to $59,321 during the previous year's corresponding six month period, in line with the strategy of reducing the development risk formulated in the 1996 restructuring plan.

Selling, general and administrative

         These expenses were reduced during the six months ended June 30, 1999 to $397,678, as compared to $777,295 during the previous year's six months period. The 1998 expenses included the fees and expenses associated with the repayment of project indebtedness and asset sales.

Other income and expenses

       During the six months ended June 30, 1999, the Company recorded other income-net of $113,339, as compared to income of $335,073 during the previous year. The six month ended June 30, 1999 other income is a result of asset sales, while the previous year's six month period's other income is the result of gains on 1998 sales, primarily the gain of approximately $300,000 from the sale of the Texas Renewable Energy project.

       Interest expenses for the six month period ended June 30, 1999 were reduced to $66,120 from the previous year's six month period of $88,821, in line with the debt repayment, offset by the interest on the settlement obligations.

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