Form 10QSB
period 1999-09-30
NEW WORLD POWER CORPORATION
filed 1999-11-15
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission file number 0-18260

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

For the quarterly period ended               September 30, 1999

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

     740 St Maurice, Suite 604, Montreal, Quebec, Canada         H3C 1L5
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

       The number of shares outstanding of the registrant's Common Stock as of September 30, 1999 was 3,797,912.

                                Table of Contents

 PART I FINANCIAL INFORMATION                                            Page

        Item 1. Financial Statements (Introduction)                        1

                Consolidated Balance Sheet as of September 30, 1999
                (Unaudited) and December 31, 1998                          2

                Consolidated Statements of Operations for the Quarter
                Ended September 30, 1999 and 1998 (Unaudited)              3

                Consolidated Statements of Operations for the Nine Months
                Ended September 30, 1999 and 1998 (Unaudited)              4

                Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1999 (Unaudited)                       5

                Notes to Interim Consolidated Financial Statements
                (Unaudited)                                                6

        Item 2. Management's Discussion and Analysis                      10

 PART II OTHER INFORMATION

          Item 1. Legal Proceedings                                       13

          Item 2. Changes in Securities and Use of Proceeds               13

          Item 3. Defaults Upon Senior Securities                         13

          Item 4. Submission of Matters to a Vote of Security Holders     13

          Item 5. Other Information                                       14

          Item 6. Exhibits and Reports on Form 8-K                        14

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

         The Company currently operates two wholly owned subsidiaries, Michigan based Wolverine Power Corporation ("Wolverine") and The New World Power Company (Caton Moor) Limited ("Caton Moor") in the UK. Wolverine is a 10.5-megawatt hydroelectric plant and Caton Moor is a 3-megawatt wind farm. The Company also owns a 25% interest in a hydroelectric power plant now under construction in Fujian, China ("Fujian"), which recently was petitioned into the Chinese version of involuntary reorganization.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


       ASSETS                                                  September 30,          December 31,
                                                                    1999                  1998
                                                                    ----                  ----
       CURRENT ASSETS:
           Cash and cash equivalents                           $     81,952           $    170,543
           Cash restricted in use (Note 3)                           22,419                173,035
           Accounts receivable                                      187,836                426,891
              Other current assets                                   39,284                 30,267
                                                               ------------           ------------
              TOTAL CURRENT ASSETS                                  331,491                800,736

       Property, plant and equipment, net                         3,387,487              3,269,460
       Investments (Note 6)                                               -                129,643
       Goodwill, net of accumulated amortization                    344,953                352,453
       Deferred project costs                                       299,200                187,170
                                                               ------------           ------------
                                                                  4,031,640              3,938,726

                   TOTAL ASSETS                                $  4,363,131           $  4,739,462
                                                               ============           ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:

           Accounts payable and accrued liabilities            $    225,395           $    391,948
              Due to related parties (Note 6)                       510,381                373,161
              Current portion of settlement obligations             207,836                375,000
                                                               ------------           ------------
              TOTAL CURRENT LIABILITIES                             943,612              1,140,109

       Long-term portion of due to related parties (Note 6)         750,000                730,632
       Long-term portion of settlement obligations (Note 7)         171,106                275,000
       Other non-current liabilities                              1,050,000              1,275,000
                                                               ------------           ------------
                                                                  1,971,106              2,280,632

              TOTAL LIABILITIES                                   2,914,718              3,420,741
       COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY:
              Common stock $.01 par value, 40,000,000 shares
              authorized, 3,797,912 and 3,552,512 shares
              issued and outstanding                                 37,979                 35,525
              Currency translation adjustments                      (29,295)               134,029
              Additional paid-in capital                         83,210,751             83,151,595
              Accumulated deficit                               (81,771,022)           (82,002,428)
                                                               ------------           ------------
              TOTAL STOCKHOLDERS' EQUITY                          1,448,413              1,318,721
                                                               ------------           ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                  $  4,363,131           $  4,739,462
                                                               ============           ============


See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Quarter ended        Quarter ended
                                                                       September 30,        September 30,
                                                                           1999                 1998
                                                                           ----                 ----
OPERATING REVENUE                                                      $  239,994           $  414,399

COST OF OPERATIONS                                                        181,668              398,878
                                                                       ----------           ----------
GROSS PROFIT                                                               58,326               15,521

Project development expenses                                               12,673               28,082

Selling, general and administrative expenses                              135,071              189,480
                                                                       ----------           ----------
OPERATING INCOME                                                          (89,418)            (202,041)

OTHER INCOME (EXPENSE):
       Interest expense                                                   (32,857)             (35,109)
       Interest income                                                        127                1,865
       Other                                                              275,048                    -
                                                                       ----------           ----------
       TOTAL OTHER INCOME (EXPENSE)                                       242,318              (33,244)

INCOME (LOSS) BEFORE TAXES                                                152,900             (235,285)

Provision for income taxes                                                    503                    -
                                                                       ----------           ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  152,397             (235,285)

NET INCOME (LOSS)                                                      $  152,397           $ (235,285)
                                                                       ==========           ==========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
       Net earnings (loss) from continuing operations
             available to common stockholders                               $0.04               $(0.07)

       NET EARNINGS (LOSS)

       ATTRIBUTABLE TO COMMON SHARES                                        $0.04               $(0.07)
                                                                            =====               ======
       AVERAGE NUMBER OF BASIC COMMON SHARES

         OUTSTANDING                                                    3,797,912            3,468,512
                                                                       ==========           ==========

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Nine Months ended      Nine Months ended
                                                                     September 30,          September 30,
                                                                         1999                   1998
                                                                         ----                   ----
OPERATING REVENUE                                                    $1,013,809             $1,889,445

COST OF OPERATIONS                                                      494,452                996,068
                                                                     ----------             ----------
GROSS PROFIT                                                            519,357                893,377

Project development expenses                                             43,353                 87,403

Selling, general and administrative expenses                            532,749                966,775
                                                                     ----------             ----------
OPERATING (LOSS)                                                        (56,745)              (160,801)

OTHER INCOME (EXPENSE):
       Interest expense                                                 (98,977)              (123,930)
       Interest income                                                    1,745                 10,597
                                                                        388,387                335,073
                                                                     ----------             ----------
       TOTAL OTHER INCOME (EXPENSE)                                     291,155                221,740

INCOME BEFORE TAXES                                                     234,410                 60,939

Provision for income taxes                                                3,004                 14,007
                                                                     ----------             ----------
INCOME FROM CONTINUING OPERATIONS                                       231,406                 46,932

NET INCOME                                                           $  231,406             $   46,932
                                                                     ==========             ==========
BASIC AND DILUTED EARNINGS  PER SHARE:
       Net earnings from continuing operations
             available to common stockholders                             $0.06                  $0.01

       NET EARNINGS
       ATTRIBUTABLE TO COMMON SHARES                                      $0.06                  $0.01
                                                                          =====                  =====
       AVERAGE NUMBER OF BASIC COMMON SHARES
         OUTSTANDING                                                  3,797,912              3,468,512
                                                                     ==========             ==========

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months ended
                                                                                              September 30,
                                                                                                  1999
                                                                                                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                           231,407
    Adjustments to reconcile net earnings to net cash used in operating activities:
       Depreciation and amortization                                                            202,213
       Amortization of goodwill                                                                   7,500
       Other, net                                                                               (91,235)
       Amortization of deferred costs                                                           (17,613)
       Change in assets and liabilities, net of effect of acquisitions/disposals:
           (Increase) decrease in accounts receivable                                           239,055
           (Increase) decrease in other current assets                                           (9,017)
           Increase (decrease) in accounts payable and
           accrued liabilities                                                                 (167,553)
           (Decrease) increase in non-current liabilities                                      (328,894)

    NET CASH FLOWS PROVIDED BY (USED
    IN) OPERATING ACTIVITIES                                                                     65,863
                                                                                               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of investment                                                           129,643
    Capital expenditures                                                                       (320,243)

    NET CASH FLOWS (USED IN) PROVIDED                                                          --------
    BY INVESTING ACTIVITIES                                                                    (190,600)
                                                                                               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in due to related parties                                                          156,588
    Payment of settlement obligation                                                           (271,058)
    Proceeds from issuance of common stock                                                         -
    Decrease in restricted cash                                                                 150,616
                                                                                               --------
    NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                              36,146
                                                                                               --------
Net change in cash and equivalents                                                              (88,591)
Cash and equivalents at beginning of period                                                     170,543
                                                                                               --------
CASH AND EQUIVALENTS AT END OF PERIOD                                                          $ 81,952
                                                                                               --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest expense                                                                           $ 98,977
    Interest income                                                                               1,745


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

              Basis Of Presentation

              In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998 and the results of operations for the quarter ended September 30, 1999 and 1998 and the results of operations for the nine months ended September 30, 1999 and 1998 and cash flows for the nine month period ended September 30, 1999.

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

              The results of operations for the nine month period and quarter ended September 30, 1999 are not necessarily indicative of the results to be expected for a full year.

NOTE 2 - FILINGS WITH UNITED STATES SECURITY AND EXCHANGE COMMISSION ("SEC"):

              The Company did not file in a timely manner certain reports (March 31, 1999 Form 10QSB, which was filed late) required by the Securities and Exchange Act of 1934, which could jeopardize its status as a public company.

NOTE 3 - CASH RESTRICTED IN USE

              As a result of the restructuring of the long-term indebtedness in December 1997, as well as the Synex International financing, certain cash was restricted to making payments for long-term obligations. (See Note 6 for Due to Related Parties).

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT

              Property, plant and equipment consists of the following as of September 30, 1999 (000's omitted):

                                                                    Useful Life
                                                                      (Years)
                                                                      -------
                  Power generation facilities and equipment:
                     Hydroelectric                           $3,683     40
                     Wind:
                        Owned                                 4,352     25
                        Land                                    401
                     Total                                   ------
                                                              8,436

                  Less accumulated depreciation and
                  amortization                                5,049
                                                             ------
                                                             $3,387
                                                             ======
NOTE 5 - EARNINGS PER SHARE

              In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the disclosure of basic and diluted earnings per share
              (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares, outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. All prior year earnings per share have been restated in accordance with the provisions of SFAS 128 and did not have a material effect on historically disclosed earnings per share. Options to purchase 225,000 shares of common stock at $.30 were outstanding as well as the convertible debt during 1999 and 1998 but were not included in the computation of the diluted EPS because the strike price was greater than the average market price of the common shares.

NOTE 6 - DUE TO RELATED PARTIES:

              Amounts due to related parties consists of the following at September 30, 1999 (000's omitted):

              (a) Convertible Subordinated Debentures Flemings Group    $    0
              (b) Convertible Subordinated Debentures Flemings Group       510
              (c) Synex International                                      750
                                                                        ------
                         Total                                           1,260
                         Less current portion                              510
                                                                        ------
              Long-term portion                                         $  750
                                                                        ======

              During the third quarter of 1999, the company defaulted on its Convertible Subordinated Debentures. Accordingly, the Company has reclassified the entire indebtedness as current. The Company has not received the written notice from the lender acknowledging the default as required by the debenture agreements.

NOTE 7 - LITIGATION

              In January 1999, the Company and plaintiff reached a settlement which provided for Dwight Kuhns ("plaintiff") to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company made both of those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum. Under the promissory note, the Company is required to make a $30,000 payment April 1, 1999 (paid), a $60,000 payment on July 1, 1999
              (paid), a $60,000 payment on October 1, 1999 (paid September 1999) and the remaining principal and interest on December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest payable at 7.5%, secured by a third position on Wolverine. Payments under that mortgage note are to be made in six equal installments due on June 30 and December 31, of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to plaintiff and a warrant to purchase 75,000 shares of the Company's common stock at $2 per share.

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

(B)      Performance Bond

              In February 1999, the Company entered into an agreement to sell its 60% interest in the Salto Andersen Project to an Argentine company for approximately $7,000. The agreement provides for an option period to complete the transaction and resolve all outstanding regulatory issues within 135 days from January 27, 1999. Due to political elections in Argentina, resolution of regulatory issues was not received by the Argentine Company and the Argentine company notified New World of its inability to complete the transaction. However, management believes that another company with other projects in Argentina will purchase the project shortly, thereby eliminating any and all potential contingencies to the Company under the performance bond.

ITEM 2. MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

SHORT TERM STRATEGY

       New World continues to apply its available resources to maintain positive results from its operating projects, while further attempting to consummate at least two targeted acquisitions in its core markets.

       The Company's current profitability results from management's steady reductions in overhead, debt and development costs, combined with increased focus on existing project operations and production as well as gains from sale of certain assets. The Company believes that this approach will remain the foundation of New World's short-term strategy. But while focused on its bottom line through projects in operation, the Company will also use its in-place personnel to negotiate small and mid-sized wind farm and hydroelectric plant acquisitions in North America and Europe.

       Using its existing resources, personnel and market presence, the Company has identified a variety of acquisition candidates in Europe, Canada and the United States. The Company believes that any new acquisitions would be funded by debt or a hybrid security. This financing instrument would minimize the "dilution effect" to existing shareholders. Upon successfully achieving a reasonable market price per share, the Company may look to the equity market for additional capital.

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

       In summary, the Company will continue to maintain its efforts to hold down overheads and generate profits from existing operations. It also expects to complete at least 2 acquisitions within the next 12 months. There can be no assurance, however, that the Company can maintain profitability or complete any acquisition on terms acceptable to the Company, if at all. In addition, there can be no assurance that the Company will be able to close any financings to enable it to make acquisitions.

       Both acquisitions should be achievable at very attractive multiples of EBITDA. And due to New World's demonstrated low cost operations and management abilities, these new project additions should add significant incremental profits without increased costs, thereby maximizing earnings per share.

General

       The results of operations for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 reflect continuity at the operating level regarding production yet reductions due to changes in the power purchase agreement in the United Kingdom. The effects of the corporate restructuring are quite notable, however, at the selling, general and administrative expense level.

Revenues

       The revenues decreased to $1,013,809 in 1999 from $1,889,445 in 1998 due primarily to the UK operations decrease in price per kWh as a result of the end of the premium pricing structure of the NFFO power purchase contract. The revenues in the United States remained relatively constant between the years.

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

Cost of operations

       The costs of operations decreased in the nine months period ended September 30, 1999 to $494,452, as compared to $996,068 during the previous year's nine month period, primarily as a result of the company's downsizing efforts in the UK as well as some reductions in the US.

Project development expense

       The Company continued curtailing its development efforts for the nine months ended September 30, 1999 to $43,353, as compared to $87,403 during the previous year's corresponding nine month period. This reduction is in line with the strategy of reducing the development risk formulated in the 1996 restructuring plan and the Company's focus on acquisitions of existing projects.

Selling, general and administrative

       These expenses were reduced during the nine months ended September 30, 1999 to $532,749, as compared to $966,775 during the previous year's nine months period. The 1998 expenses included the fees and expenses associated with the repayment of project indebtedness and asset sales.

Other income and expenses

       During the nine months ended September 30, 1999, the Company recorded other income-net of $388,387, as compared to income of $335,073 during the previous year. The nine months ended September 30, 1999 other income is a result of asset sales and a one time gain from settlement negotiations surrounding the Texas Renewable Energy Partnership. The previous year's nine month period's other income is the result of gains on 1998 sales, primarily the gain of approximately $300,000 from the sale of the Texas Renewable Energy project.

       Interest expense for the nine month period ended September 30, 1999 were reduced to $98,977 from the previous year's nine month period of $123,930, in line with the debt repayment, offset by the interest on the settlement obligations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       During the third quarter of 1999, the Company defaulted on its Senior Subordinated Convertible Notes. The Company is currently in discussions with parties to refinance the existing indebtedness. As a result of the default, the company has classified the entire indebtedness as current.

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

                                           THE NEW WORLD POWER CORPORATION

       November 15, 1999                        By: /s/ Vitold Jordan
                                                ..............................
                                                Vitold Jordan
                                                Chief Executive Officer

       November 15, 1999                        By: /s/ Frederic A. Mayer
                                                ..............................
                                                Frederic A. Mayer
                                                Chief Financial Officer