Form 10KSB
period 1999-12-31
NEW WORLD POWER CORPORATION
filed 2000-04-14
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission file number 0-18260


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

                             14 MOUNT PLEASANT DRIVE
                           ASTON, PENNSYLVANIA 19014
                                 (484) 840-0944
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        December 31, 1999
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to _______________

Commission File Number           0-18260
                          ---------------------

                         The New World Power Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     52-1659436
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               14 Mount Pleasant Drive, Aston, Pennsylvania 19014
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code          (484)-840-0944
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of each exchange
                     Title of each class                    on which registered
--------------------------------------------------------------------------------

                           None                               Not Applicable
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No X.

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 1999 was $649,547 based on the closing price of $.25 per share. The number of shares outstanding of the registrant's Common Stock as of December 31, 1999 was 3,797,912.

DOCUMENTS INCORPORATED BY REFERENCE:


                                Table of Contents

       PART I                                                                                                    Page

                Item 1.   Business                                                                                 1

                Item 2.   Properties                                                                               7

                Item 3.   Legal Proceedings                                                                        8

                Item 4.   Submission of Matters to a Vote of Security Holders                                      8

       PART II

                Item 5.   Market for Registrant's Common Equity
                          and Related Stockholder Matters                                                          9

                Item 6.   Management's Discussion and Analysis
                          of  Results of Operations                                                                9

                Item 7.   Financial Statements                                                                    11

                Item 8.   Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure                                                  11

       PART III

                Item 9.   Directors and Executive Officers of the Registrant                                      12

                Item 10.  Executive Compensation                                                                  16

                Item 11.  Security Ownership of Certain
                          Beneficial Owners and Management                                                        19

                Item 12.  Certain Relationships and Related Transactions                                          21

       PART IV

                Item 13.  Exhibits and Reports on Form 8-K                                                        23

       Index to Consolidated Financial Statements and

       Financial Statement Schedule                                                                              F-1

Signatures                                                                                                       S-1

                                     PART 1

ITEM 1. BUSINESS

I. INTRODUCTION

       The New World Power Corporation ("New World" or the "Company") is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

       The Company is organized as a holding company. Each electric power generating facility or discreet group of facilities is owned by a separate corporate entity. Executive management, legal, accounting, financial and administrative matters are provided at the holding company level. Operations are conducted at the subsidiary level.

       The Company currently operates two wholly owned subsidiaries, Michigan based Wolverine Power Corporation ("Wolverine") and The New World Power Company (Caton Moor) Limited ("Caton Moor") in the United Kingdom. Wolverine is a 10.5-megawatt hydroelectric plant and Caton Moor owns and operates a 3-megawatt wind farm.

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

II. HISTORY

       The Company was incorporated in Delaware in 1989. Following an initial public offering of its securities in 1992, the Company focused on renewable energy, including wind farms and hydroelectric plants, with power output sold to major utility companies under long term contracts. From 1996 through 1998 following a change in its business plan, the Company sold a majority of its assets and also repaid a majority of its liabilities, including over $20 million in non-project related debt and over $8 million in project related debt. The Company's securities were delisted from NASDAQ due to non-compliance; however, the Company's stock remains publicly traded in the "OTC" market, as reflected from time to time on the so-called pink sheets.

RECENTLY COMPLETED ASSET SALES

                                                                    Approximate         Power
       Name                      Location                  Type      Capacity         Purchaser  Year of sale
  Makani Uwila      Oahu, Hawaii                           Wind       10.30 MW         HECO        1999
  Altamont          Altamont Pass, Calif                   Wind       20.00 MW         PG&E        1999


       As a consequence of the Company's restructuring, as well as its analysis of current market conditions in the electric power industry, the Company intends in the future to focus its resources on the operation of its projects and identification and evaluation of targeted operating projects for future acquisition.

III.  CURRENT STATUS

INDEPENDENT POWER PROJECTS IN OPERATION

       The Company currently owns two electric power-generating facilities. Each facility is located on a site that is owned or leased on a long-term basis by a project company subsidiary. The facilities produce electricity that is sold to utilities under long-term power purchase agreements ("PPA"s).

                                                               Approximate       Power
       Name              Location                       Type    Capacity       Purchaser      Status

Wolverine            Midland, Michigan                  Hydro   10.50 MW        Consumers      Operating
Caton Moor           Lancashire, England                Wind    3.00 MW         NORWEB         Operating

WOLVERINE

       Wolverine Hydroelectric Facilities. Wolverine owns four hydroelectric facilities on the Tittabawassee River near Midland, Michigan. The facilities were constructed between 1923 and 1925. One of the facilities was substantially rebuilt in 1945. The others contain original turbine-generators and power plant equipment. The facilities have a combined generating capacity of approximately 10.5-megawatt ("MW"). Wolverine current ten-year moving average hydroelectric production rate for these facilities is approximately 32.7 million-kilowatt hours ("kWh") per year.

       The power generated at Wolverine is sold to Consumers Power Company ("Consumers") pursuant to a PPA that expires in May 2023, but provides for re-negotiation of the energy and capacity prices every ten years. Commencing in 1996, when the Wolverine contract was up for re-negotiation, the Company declined to enter into a new, ten-year price agreement with Consumers, believing that it would be able to negotiate better rates in the future.

       At this time, the implementation of the deregulation process in Michigan is delayed primarily because of a regulatory challenge by the utilities. The prevailing retail consumer rates are eight to nine cents per kilowatt hour ("kWh"), while Consumers signed the majority of the important industrial customers to long term, direct supply agreements. The prevailing non-utility generators ("NUG"s) rates are six cents per kWh. Approximately 90 % of NUG capacity in the territory is owned by the parent of Consumers, following its conversion of a nuclear plant into a fossil fuel plant.

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

CATON MOOR

       Caton Moor Wind Farm. Caton Moor owns and operates a 3 MW wind farm at Caton Moor, Lancashire in northwest England. The project, commissioned in 1994, uses 10 Windmaster 300 kW wind turbine generators. The Company believes that the wind resource at this site is the best among the wind farms developed by the Company in the UK, averaging 8.38 meters per second at hub height.

       The project was developed pursuant to a 1991 renewable non-fossil fuel obligation PPA with NFPA and NORWEB plc, a regional electric utility ("Norweb"). The fixed, premium price period of the contract expired on December 31, 1998. Caton Moor has entered into a new, 27 month PPA with NORWEB, following a competitive bid process with utilities and power marketers. The effective rates under this agreement are approximately three pence per kWh, or approximately 4.5 cents.

       Equipment maintenance is outsourced to Border Wind, an independent contractor under annual agreements. In 1997, Caton Moor suffered two gearbox failures and in both instances the cost of repairs was passed onto the insurance company, together with lost revenue recovery claims. Since commissioning, the project has experienced no environmental or permitting problems. See Note 16 for Subsequent Events.

OTHER INVESTMENTS

       The Company previously owned an 11% interest in Northern Power Systems, a Vermont-based manufacturer of renewable power generating equipment ("Northern Power"). In 1999, the Company's interest in Northern Power was redeemed under the terms of the investment, whereby the Company received $1.00 per share for each of its Preferred Shares. A total of $129,643 was received by the Company.

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

DOMESTIC REGULATION

Federal Regulation: Pursuant to authority granted to the FERC under the Public Utility Regulatory Policy Act ("PURPA"), the FERC has promulgated regulations which generally exempt small power production facilities with capacities of less than 30 MW from the provisions of the Federal Power Act ("FPA") (except for licensing requirements applicable to hydroelectric projects and certain other matters), the Public Utility Holding Company Act ("PUHCA"), and state laws respecting rates and financial and organizational regulation of electric utilities. All of the Company's hydroelectric and wind power generating facilities are believed to be entitled to the full range of regulatory exemptions available under PURPA. The Wolverine facilities are subject to licensing regulation pursuant to the Federal Power Act.

       The Energy Policy Act ("EPACT") amended PUHCA to allow independent power producers, under certain circumstances, to own and operate eligible facilities not exempted by PURPA in the United States or foreign countries without subjecting these producers to registration or regulation under PUHCA and without jeopardizing the qualifying status of their existing exempt projects. A company exclusively in the business of owning or operating generating facilities and selling electricity at wholesale or retail in a foreign country is also eligible for this exemption, as long as neither the company nor its subsidiaries sell electricity to retail customers within the United States.

       In the absence of exemptions from the regulations discussed above, the activities of the Company would be subject to a pervasive framework of federal and state regulation applicable to public utilities, including regulation of power sales prices, encumbrances of property, accounting practices and all other activities deemed necessary and convenient in the regulation of public utilities. Should this occur, the Company could be subject to regulation as a public utility holding company under PUHCA, which would have a material adverse effect on the Company's business. The Company intends to conduct its operations so that it continues to qualify for the applicable exemptions under PURPA and PUHCA and has no reason to believe that these exemptions will be changed by legislative or regulatory action. Congress now has under consideration legislation that would reduce or eliminate the PUCHA restrictions.

State Regulation: State public utility commissions ("PUCs") have broad authority to regulate both the price and financial performance of electric utilities. Since a power sales contract will become a part of a utility's cost structure (and therefore is generally reflected in its rates), power sales contracts between an independent power producer ("IPP"), such as the Company, and a regulated utility, some PUC's assert and exercise the right to approve these contracts at the outset.

Local Permits: Local governments in certain jurisdictions require wind farm operators to apply for and obtain permits before erecting and installing wind turbine generators. Applications may be considered at a public hearing. The permits generally terminate after a fixed period of time, although the permits are revocable for cause. Permits frequently contain numerous conditions, including safety setback requirements, noise setback requirements, environmental requirements and annual reporting requirements. The Company believes that it has or will be able to obtain and renew all necessary permits subject to any requirements relating to the siting and operation of each individual wind farm.

Environmental Regulation: The Company is subject to environmental laws and regulation at the federal, state and local levels in connection with the development, ownership and operation of its electrical generating facilities. The laws and regulations applicable to the Company primarily involve environmental concerns associated with the siting of wind power generating facilities such as noise, visibility of wind turbines and threats to endangered or migratory birds or wildlife. Many of such laws and regulations require that wind turbines be located in remote areas or shielded from view, that turbines not be located in flyways or in areas where endangered species might be threatened, or that other mitigating actions be implemented. The Company believes that its existing electric generating facilities are in compliance with such environmental laws and regulations. If such laws and regulations are altered, however, and the Company's facilities are not exempted therefrom, the Company may be required to incur significant expenses to comply with such laws and regulations. Furthermore, the existence of certain environmental laws and regulations may have an adverse effect on the Company's ability to find suitable sites for new renewable energy generating facilities, although generally speaking suitable wind resource areas are not near residential areas.

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

COMPETITION

       Revenue derived from the Company's existing electrical generating facilities is sold under PPAs. Therefore, competition with respect to an existing electric generating facility with a PPA in place is generally not a significant business risk, with the notable exception of future energy prices.

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

EMPLOYEES

       As of December 31, 1999 and 1998, the Company and its subsidiaries employed 6 and 8 people on a full time basis, respectively. New World also contracts with veteran industry consultants from time to time for project evaluation, restructuring and financing services and advice.

ITEM 2.  PROPERTIES

ADMINISTRATIVE

       The Company leases office space for executive and administrative functions at 14 Mount Pleasant Drive, Aston, PA 19014, under a six month lease agreement with month to month extensions.

INDEPENDENT POWER PRODUCTION

Wolverine. Wolverine owns approximately 4,000 acres of land, most of which is under water, in Gladwin and Midland counties in Michigan. Wolverine's dikes, dams, spillways and power plants are located on this property. Operating and maintenance personnel are based in a 1,000 square foot Wolverine-owned building and a 5,000 square foot maintenance and storage facility in Edenville, Michigan.

Altamont Wind Farm. The Altamont Wind Farm was located on approximately 4,000 acres of leased land in the Altamont Pass, California. The Company owned approximately 305 miles of power lines, one substation and a 5,000 square foot maintenance building on the property. This property was sold in 1999.

Makani Uwila Wind Farm. The Makani Uwila Wind Farm was located on approximately 65 acres of leased land on Oahu, Hawaii. Operations at this facility discontinued in 1996 and the project interest was sold in 1999.

Caton Moor Wind Farm. The Caton Moor Wind Farm is located on approximately 100 acres of leased land in Caton Moor, Lancashire, England.

ITEM 3.  LEGAL SETTLEMENT

       On November 12, 1996, Dwight Kuhns, (ex-president of the Company) commenced an action against New World in the Superior Court, Alameda County, California. The action sought damages under a consulting agreement that Mr. Kuhns had entered into with the Company at the start of January, 1996, following the termination of his employment with the Company on December 31, 1995.

       After trial, the plaintiff was awarded $967,000 in contractual damages and $1,000,000 in punitive damages on July 24, 1998. The Company entered into a settlement agreement with the plaintiff on January 1, 1999. An agreement was made that upon payment of $375,000 and delivery of a $275,000 note together with 150,000 common shares and 75,000 warrants to purchase shares at $2 each, the Company will obtain full satisfaction of the judgement. The Company has made all the required payments under the settlement agreement, and a balance of approximately $165,000 remains outstanding on the note at December 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There was no established public trading market for the Company's shares of common stock ("Common Stock") prior to October 23, 1992. After that date, the Common Stock was quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol NWPC. On March 23, 1994, the Common Stock was approved for listing on the NASDAQ National Market System. In November 1996, the Common Stock was approved for listing on the NASDAQ Small Cap Market System. In July 1997 the Common Stock was delisted from the Small Cap Market System and is now trading in the Over-The-Counter ("OTC") market as indicated from time to time in the pink sheets under the symbol NWPCE.

       The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                      *High               *Low

                Quarter ended March 31, 1998           .25                 .06
                Quarter ended June 30, 1998            .31                 .06
                Quarter ended September 30, 1998       .37                 .12
                Quarter ended December 31, 1998        .19                 .19
                Quarter ended March 31, 1999           .20                 .06
                Quarter ended June 30, 1999            .26                 .06
                Quarter ended September 30, 1999       .75                 .25
                Quarter ended December 31, 1999        .70                 .18

       *The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 1999 and 1998, there were approximately 300 holders of record of Common Stock.

       The Company has not paid any cash dividends on its Common Stock since its incorporation in June 1989.

ITEM 6. MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

SHORT TERM STRATEGY

       Over the next 12 months New World intends to apply its available resources to maintain positive earnings from its operating projects, while further attempting to consummate targeted acquisitions in its core markets.

       The Company will continue to maintain its efforts to hold down overhead and generate profits from existing operations. It also expects to complete acquisitions within the next 12 months. There can be no assurance, however, that the Company can maintain profitability or complete any acquisition on terms acceptable to the Company, if at all. In addition, there can be no assurance the Company will be able to close any financings to enable it to make acquisitions.

GENERAL

       The results of operations for 1999 compared to 1998 reflect continuity at the operating level. However, the effects of the Company's changes in business plans are quite notable at the selling, general and administartive expense level.

REVENUES

       Revenues decreased to $1.68 million in 1999 from $2.57 million in 1998 due to the end of Caton Moor's premium priced contract in the United Kingdom that expired at December 31, 1998. The amount of kWH produced in the UK, however, remained approximately the same between the years. Revenues in the United States at Wolverine remained constant between the years.

COST OF OPERATIONS

       Costs of operations decreased in 1999 to $0.9 million, as compared to $1.33 million during the previous year. The reduction is primarily due to the renegotiated operations and maintenance contract in the UK as well as decreased labor costs.

PROJECT DEVELOPMENT EXPENSE

     The Company continued curtailing its development efforts during the year to $27,614 in 1999 as compared to $93,354 during the previous year.

SELLING, GENERAL AND ADMINISTRATIVE

       These expenses were reduced during 1999 to $0.77 million, as compared to $1.17 million during the previous year. The reduction is due to the continued efforts of management to keep overhead costs to a minimum.

OTHER INCOME AND EXPENSES

       During the year ended December 31, 1999, the Company recorded other income-net of $252,198, as compared to $201,591 during the previous year. The 1999 other income is the result of an elimination of a contingency from a previously recorded asset sale resulting in additional income to the Company of $300,000, while the previous year other income was the result of gains on 1998 asset sales. In 1998, the Company recorded a gain of $335,073 on the sale of a Texas wind farm project.

       Interest expenses were $152,151 in 1999 as compared to the previous year's interest expense of $148,035. The Company's overall debt was reduced from prior year but the Company's effective interest rate on borrowings increased.

ITEM 7. FINANCIAL STATEMENTS

       The Consolidated Financial Statements for the Company begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no changes in or disagreements with our auditors which are required to be reported herein.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

       The following sets forth certain information with respect to the Directors of the Company:

                                              PRINCIPAL OCCUPATION                                  FIRST YEAR
NAME                                        FOR THE PAST FIVE YEARS                       AGE    BECAME A DIRECTOR
                                       AND CURRENT PUBLIC DIRECTORSHIPS

GERALD R. CUMMINS        DIRECTOR  AND CHAIRMAN OF THE BOARD.                              73          1990
                         Mr.  Cummins  has  been a  director  since  October  1990  and
                         a    private     investor     and     independent     business
                         consultant   for  more   than   five   years.   He  served  as
                         chairman  of  The  New  York  State  Thruway   Authority.   He
                         was  the   campaign   manager  for  the   Honorable   Hugh  L.
                         Carey,   the  former   Governor  of  New  York.   Mr.  Cummins
                         received   a   bachelor's degree  from  Manhattan College.

HERBERT L. OAKES, JR     DIRECTOR.                                                         53          1993
                         Mr.   Oakes  has  served  as   Managing   Director  of  Oakes,
                         Fitzwilliams  &  Co.  Limited   ("OFCO"),   a  member  of  the
                         Securities  and  Future  Authority   Limited  and  the  London
                         Stock  Exchange,  since  1988.  Mr.  Oakes  is also  President
                         of  H.L.   Oakes  &  Co.,   Inc.,  a  corporate   advisor  and
                         dealer  in  securities,  which he  founded  in  1982.  He also
                         serves    on   the    board    of    directors    of    Shared
                         Technologies,  Inc.  and  Harcor  Energy,  Inc.  He is  also a
                         Director/Chairman    of   Independent    Energy.   Mr.   Oakes
                         received  a  BA  in  Economics  from  the  University  of  the
                         South.

GERARD PREVOST           DIRECTOR  AND  VICE  CHAIRMAN  OF THE  BOARD                      60          1996
                         Mr.   Prevost  is  an   independent   business   investor  and
                         business  advisor.   Prior  to  July  1997  and  since  August
                         1996,   Mr.   Prevost   was   Managing   Partner  of  Dominion
                         World   Power;   an   energy   projects    independent   joint
                         venture   between  the  Company  and  Dominion  Bridge  Power,
                         Inc.  During  the  previous  33 years  Mr.  Prevost  served in
                         many  positions  with  the  Hydro  Quebec,   where  he  served
                         as  the  president  of  Nouveler,  an  investment  arm  of the
                         utility   and   vice   president   of   the   operations   and
                         equipment  division  of  the  utility.  Mr.  Prevost's  career with Hydro  Quebec  was  interrupted  for four years  starting in 1988  when he  served as  deputy  minister  of  energy  for the  Province  of Quebec.  Mr.  Prevost  received  an MBA from
                         Laval University in Quebec City.


ALAN W. STEPHENS         DIRECTOR.                                                         71          1998
                         During  the  past  five  years,   Mr.   Stephen's   served  as
                         the  Chairman  of the  Board  and CEO of  Synex  International
                         Inc  ("SYNEX"),  a  Toronto  stock  exchange  company  that is active  in  development  and  operation  of  electrical  power
                         facilities   and   development   and   marketing  of  computer
                         software  products.  Mr.  Stephens  received a B Eng. from the
                         University  of  Western   Australia  in  1951,   completed  BA
                         studies  at McGill  University  in 1964 and is a member of the
                         Professional  Engineers and Geoscientists of British Columbia

GREGORY J. SUNELL        DIRECTOR.                                                         47          1998
                         During    the   last    five    years,    Mr.    Sunell    has
                         acted as  vice-president  and  Secretary-Treasurer  of  Synex.
                         Mr.  Sunell   received  a  B  Eng.  from  the   University  of
                         British   Columbia   in   1995   and  is  a   member   of  the
                         Professional    Engineers   and   Geoscientists   of   British
                         Columbia

LUCIEN RUBY              DIRECTOR.                                                         56         1990
                         Since      1985,      Mr.      Ruby      has      been     the
                         Managing   General   Partner   of   Quest   Ventures,   a  San
                         Francisco-based   venture   capital   firm.   Currently,   Mr.
                         Ruby   serves   on  the   board  of   directors   of   various
                         privately  held  corporations.  Mr.  Ruby  received a B.S.C.E.
                         from Duke University and an MBA from Harvard University.


EXECUTIVE OFFICERS

       The following table contains the name, position, biographical information and age of each executive officer of the Company who is not a director.

                                                PRINCIPAL OCCUPATION
         NAME                                   FOR THE PAST FIVE YEARS                                 AGE
                                           AND CURRENT PUBLIC DIRECTORSHIPS

VITOLD JORDAN            CHIEF EXECUTIVE OFFICER/PRESIDENT.                                             45
                         From May 1998 to present,  Mr.  Jordan has served as Chief Officer and
                         President  of the  Company  and since  August  1996,  Mr.  Jordan  was
                         the  Interim  CEO   pursuant  to  a   management   services   contract
                         with Dominion  Bridge  Corporation  ("DBCO"),  where from January 1995
                         till  April  1998,  Mr.  Jordan  was  president  of  Dominion   Bridge
                         Technology,  Inc. and an officer of DBCO.  Prior to 1995,  Mr.  Jordan served as a Managing  Partner  of the  Professional  Services  at AT&T
                         GIS  Canada.  Mr.  Jordan  is a  graduate  of Laval  University  and a
                         chartered   accountant.   Mr.  Jordan's  contract  was  terminated  in
                         January  1999  (See  Note 16 of  Notes  to  Financial  Statements  for
                         Subsequent Events).

FREDERIC A. MAYER        VICE PRESIDENT-FINANCE.                                                        41
                         From May 1998 to  present,  Mr.  Mayer has served as Vice  President -
                         Finance  and   Secretary/Treasurer   of  the  Company.  Prior  to  May
                         1998,  Mr.  Mayer  acted  as  the  Managing   Director  of  Mayer  and
                         Associates  and prior to 1995,  Mr.  Mayer was  president  of  O'Brien
                         Energy  Services  Company.  Previously,  Mr.  Mayer was a  manager  of
                         Coopers and  Lybrand.  Mr. Mayer  graduated  from  Pennsylvania  State
                         University  and  is a  certified  public  accountant.  Mr.  Mayer  was promoted  to  president  in  early  2000  (See  Note  16 of  Notes  to
                         Financial Statements for Subsequent Events).



ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1999 and 1998 and who were employed by the Company during the fiscal year ended December 31, 1999 (together with the CEO, the "Named Executive Officers").

                                                                 Annual Compensation
                                                                  -------------------
       Name and                                                                 Termination/
       Principal Position                   Year               Salary              Bonus

           Vitold Jordan                    1999               $125,000           $104,167
           CEO                              1998                 73,000             25,000

           Fred A Mayer                     1999               $108,000            $45,000
           Vice President-Finance           1998                 63,000             25,000



OPTION GRANTS TABLE.

       The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 1999 and 1998.

                                  Option Grants in Fiscal Year 1999 and 1998
                                              Individual Grants                             Potential Realizable
Name                     Number of        % of Total        Exercise       Expiration             Value at
                        Securities      Options Granted   Price ($/sh)        Date             Assumed Annual
                        Underlying       to Employees                                       Rates of Stock Price
                          Options         Fiscal Year                                           Appreciation
                        Granted (#)                                                           for Option Term
                                                                                               5%($)   10%($)
Vitold Jordan             125,000           55.56%            $ .30           (1)
Granted 1998                                                                                     -       -
Fred Mayer                100,000           44.44%            $ .30           (1)
Granted 1998                                                                                     -       -

(1) Earlier of seven years or termination from the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

       The Company accounts for its stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, whereby no compensation cost for stock options is recognized for stock option awards granted at or above market value.

       The weighted average fair value of options granted during 1998 estimated on the date of grant using the Black-Sholes option pricing model was $.06. The estimate was computed using dividend yield of 0%, expected volatility of .70%, risk free interest rate of 5.4% and expected life of seven years.

LONG-TERM INCENTIVE AND PENSION PLANS.

       In April 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan") which was approved by the Company's stockholders in May 1993. The 1993 Plan replaced the Company's previous stock option plan, the 1989 Stock Incentive Plan (the "1989 Plan"), except as to options outstanding under the 1989 Plan. Under the 1993 Plan, the Company may reward to employees, directors and consultants of the Company and its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock grants, performance awards and any combination of any or all of such awards. The Board of Directors has delegated its powers under the 1993 Plan to its Compensation Committee (the "Compensation Committee").

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

EMPLOYMENT AGREEMENTS.

       Mr. Vitold Jordan has been the CEO of the Company pursuant to a renewable, two-year, employment agreement commencing May 1, 1998. His compensation is set at $125,000 base per annum plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Jordan received a past performance bonus of $25,000 and was awarded 120,000 options to purchase Common Shares at 30 cents each, one third vesting at signature and the balance over two years. Prior to May 1, 1998 and since August 1996 Mr. Jordan acted as the Interim CEO of the Company pursuant to a management services contract between the Company and DBCO. During that time, being an employee and officer of DBCO, Mr. Jordan did not receive any direct compensation from the Company. Effective January 31, 2000, Mr. Jordan's contract was terminated.

       Mr. Fred Mayer has been the Vice President-Finance of the Company pursuant to a renewable, two-year, employment agreement commencing May 1, 1998. His compensation is set at $108,000 base per annum plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Mayer received a past performance bonus of $25,000 and was awarded 100,000 options to purchase Common Stock at 30 cents each, one third vesting at signature and the balance over two years.

     Mr. Mayer was promoted to the position of President in March 2000, under a new three-year employment agreeement. (See Note 16 for Subsequent Events).

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION.

       This report, prepared by the Company's Board of Directors, addressed the Company's compensation policies with respect to its executive officers for the fiscal year ended December 31, 1999 and 1998.

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

       Stock Incentives. The Compensation Committee has full power, discretion and authority in administering the Company's 1993 Stock Incentive Plan. The Committee believes that stock ownership by employees, including officers, of the Company, is important as a means of rewarding outstanding performance and promoting the achievement of long-term corporate goals by giving those persons a greater proprietary interest in the Company. No options were granted to officers or employees of the Company in 1999.

ITEM 11.  SECURITY OWNERSHIP.

       The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at December 31, 1999, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

     NAME AND ADDRESS         SHARES BENEFICIALLY OWNED**    PERCENTAGE
  OF BENEFICIAL OWNER(1)                                     OF CLASS(2)

Hainsford Group Limited (3)            500,000                  13.2%
41 Lewisham Park
London, England SE13 6QZ

Alan W. Stephens (4)                    10,000                      *

Gregory J. Sunell (4)                   10,000                      *

Synex (4)                              155,000                   4.1%

Herbert L. Oakes, Jr.(5)               451,851                  11.9%

Gerald R. Cummins                       20,024                      *

Gerard Prevost                          20,000                      *

Vitold Jordan (6)                      381,763                  10.0%

Frederic A. Mayer (7)                   66,667                   1.8%

John D. Kuhns (8)                      314,133                   8.3%

All Directors and Executive Officers
 as a Group (8 persons)              1,115,305                  29.8%

* less than one percent.

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)  Based upon 3,797,912 shares of Common Stock outstanding on December 31,
     1999.

(3)  Based upon Statement on Schedule 13D filed with the SEC on September 14,
     1999.

(4) Messrs. Stephens and Sunell are respectively CEO and Vice president of Synex.

(5) Consists of 260,528 common shares and 191,323 warrants a to purchase common shares held by Mr. Oakes directly or through ventures controlled by him.

(6) Includes 80,000 shares issuable upon exercise of currently exercisable options.

(7) Includes 66,667 shares issuable upon exercise of currently exercisable options.

(8) On February 9, 2000, Mr. Kuhns who is Manager of New Power Associates, the Member-Manager of the Strategic Electric Power Fund, LLC which invested $350,000 in the Company in exchange for 636,364 shares of common stock. As of March 31, 2000, Mr. Kuhns beneficially owned 1,223,464 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On June 30, 1998, the Company entered into a loan agreement with Synex that provided the Company with up to $1.0 million of proceeds from a convertible debt facility. At December 31, 1998, the Company had only drawn down $400,000. In 1999, the Company increased its amount outstanding to Synex by another $550,000.

       In addition, the Company entered into a participation agreement with Synex, whereby New World can access the engineering expertise and personnel of Synex, for assistance in project management and evaluation of potential acquisition candidates. These services are available in accordance with the rates established in the agreement.

       In 1995, the Company entered into an agreement with a unit of Flemings Capital Management to issue $15,750,000 of its 8% Convertible Subordinated Notes (the "8% Convertible Subordinated Notes") due July 31, 2000 and warrants (the "Warrants") to purchase up to 787,500 shares of its Common Stock pursuant to the terms of the Agreement. Approximately $2,622,000 of the 8% Convertible Subordinated Notes were issued to OFCO. OFCO, is a company controlled by Herbert
L. Oakes, Jr.. OFCO was still the holders of Convertible Subordinated Notes with a principal balance of approximately $150,000 on December 31, 1999. The remainder of the Convertible Subordinated Notes with a principal balance of approximately $360,000 were purchased from Fleming Capital Management during 1999 by the Hainsford Group Ltd. ("Hainsford"). Herbert L. Oakes is a minority shareholder of Hainsford.

       Effective December 1997, the Company restructured the remaining indebtedness of the Fleming Agreement. (See Note 7 of Notes to Consolidated Financial Statements for Due to Related Parties and a detailed explanation of the restructuring).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the Securities and Exchange Commission regulations to furnish he Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its executive officers, directors and owners or more than ten percent of the Company's stock were complied with.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT                           DESCRIPTION
NUMBER

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

10.14 Warrant issued to Oakes, Fitzwilliams & Co., Limited. (Incorporated herein by reference to Exhibit 10.01(b) to the March 31, 1994 10-Q).

10.15 Form of Purchase Agreement by and between The New World Power Corporation and Purchaser. (Incorporated herein by reference to Exhibit 10.01(C)to the March 31, 1994 10-Q).

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

10.21 Warrant issued to Oakes, Fitzwilliams & Co., Limited. (Incorporated herein by reference to Exhibit 10.01(C)to the September 30, 1994 10-Q).

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

10.36 Form of Warrant issued to Purchaser. (3)

10.37 Schedule of Purchasers. (3)

10.38 Subscription Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co. S.A., dated February 10, 1995. (3)

10.39 Warrant issued to Oakes, Fitzwilliams & Co. S.A. (3)

10.4 Employment Agreement, dated as of August 1, 1995, by and between the Company and John D. Kuhns. (3)

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

10.48 Management Services Agreement with Dominion Bridge, dated August 5, 1996
      (3)

10.49 Restructured loan agreements with the Holders of the Convertible Subordinated Debentures, dated December 1997 (4)

10.50 Convertible Loan Agmt with Synex Energy Resources, Ltd. dated June 30, 1998. (4)

10.51 Settlement Agreement with Condor/Dwight Kuhns, dated January 1, 1999. (4)

10.52 Employment Agreements with Vitold Jordan and Fred Mayer, dated May 1998.
      (4)

10.53 Equity Investment and Strategic Advisory Agreement with the Strategic Electric Power Fund LLC and Kuhns Brothers dated February 9, 2000.

10.54 Termination Agreement with Vitold Jordan dated January 31, 2000.

10.55 Acquisition Agreement for Modular Power Systems, LLC dated as of March 9, 2000.

10.56 Employment Agreement with Fred Mayer, dated March 1, 2000.

10.57 Exhibit 27 - Financial Data Schedule.

22.1  Subsidiaries of the registrant. (3)

-----------------
3) Incorporation by reference herein to the 1995 10-K
4) Incorporation by reference herein to the 1998 10-KSB
*  Filed herewith.



REPORTS ON FORM 8-K

       None.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   FORM 10-KSB

                   FOR YEARS ENDED DECEMBER 31, 1999 AND 1998

Independent Auditors' Report on the Financial Statements for the Years
Ended December 31, 1999 and 1998                                                                        F - 2


Consolidated Balance Sheet as of December 31, 1999                                                      F - 3


Consolidated Statements of Operations for the Years
  Ended December 31, 1999 and 1998                                                                      F - 4


Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1999 and 1998                                                                      F - 5


Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1999 and 1998                                                                      F - 6


Notes to Consolidated Financial Statements                                                              F - 7


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The New World Power Corporation

We have audited the consolidated balance sheet of The New World Power Corporation and subsidiaries listed in the accompanying index as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of The New World Power Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                                /s/ Lazar Levine & Felix LLP
                                              --------------------------------
                                                  LAZAR LEVINE & FELIX LLP

New York, New York
April 10, 2000

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1999

                                    - ASSETS-

CURRENT ASSETS:

    Cash and cash equivalents                                   $        39,070
    Cash restricted in use (Note 3)                                       7,973
    Accounts receivable                                                 157,882
    Other current assets                                                 13,201
                                                               ----------------
TOTAL CURRENT ASSETS                                                    218,126
                                                               ----------------

Property, plant and equipment, net (Note 4)                           2,809,283
Goodwill, net of accumulated amortization (Note 5)                      342,453
Deferred licensing costs                                                183,958
                                                               ----------------
                                                                      3,335,694
                                                               ----------------

TOTAL ASSETS                                                    $     3,553,820
                                                               ================

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:

   Accounts payable and accrued liabilities (Note 6)            $       452,157
   Due to related parties (Note 7)                                      510,381
   Current portion of mortgage payable (Note 8)                          82,837
                                                               ----------------
TOTAL CURRENT LIABILITIES                                             1,045,375
                                                               ----------------

Long-term portion of due to related parties (Note 7)                    950,000
Long-term portion of mortgage payable (Note 8)                           82,837
Other non-current liabilities                                           100,000
                                                               ----------------
                                                                      1,132,837
                                                               ----------------

TOTAL LIABILITIES                                                     2,178,212
                                                               ----------------

COMMITMENTS AND CONTINGENCIES (NOTES 7, 9, 15 AND 16)

STOCKHOLDERS' EQUITY:

   Common  stock  $.01 par  value,  40,000,000  shares  authorized,   3,797,912
     shares issued and outstanding (Notes 11 and 12)                     37,979
   Additional paid-in capital                                        83,210,751
   Currency translation adjustments                                     (88,401)
   Accumulated deficit                                              (81,784,721)
                                                               ----------------
TOTAL STOCKHOLDERS' EQUITY                                            1,375,608
                                                               ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     3,553,820
                                                               ================

          See accompanying notes to consolidated financial statements.


                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                       1999                 1998

OPERATING REVENUE (NOTE 15)                             $ 1,683,024    $ 2,574,465

COST OF OPERATIONS                                          905,807      1,333,765
                                                        -----------    -----------

GROSS PROFIT                                                777,217      1,240,700

    Project development expenses                             27,614         93,354
    Selling, general and administrative expenses            774,094      1,171,699
                                                        -----------    -----------

OPERATING LOSS                                              (24,491)       (24,353)
                                                        -----------    -----------

OTHER INCOME (EXPENSE):

    Interest expense                                       (152,191)      (148,035)
    Interest income                                           1,622         14,553
    Other (Note 2)                                          402,767        335,073
                                                        -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                                252,198        201,591
                                                        -----------    -----------

INCOME BEFORE TAXES                                         227,707        177,238

    Provision for income taxes (Note 10)                     10,000         14,007
                                                        -----------    -----------

NET INCOME                                              $   217,707    $   163,231
                                                        ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE:

    Net earnings available to common stockholders       $      0.06    $      0.05
                                                        ===========    ===========

    AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING     3,797,912      3,479,012
                                                        ===========    ===========

          See accompanying notes to consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                   Common Stock                  Preferred Stock
                                          ------------------------------  -----------------------------   Additional
                                                             Amount of       Number of      Amount of       Paid-in
                                          Number of Shares   Par Value        Shares        Par Value       Capital
                                          -------------     ------------  -------------    ------------  -------------
Balance, December 31, 1997                    3,426,512       $   34,265      $      -       $       -    $ 83,028,242
    Currency translation adjustments on
      international subsidiaries                     -                -              -               -              -
    Issuance of common stock                    126,000            1,260             -               -         123,353
    Net income                                       -                -              -               -              -
                                          -------------     ------------  -------------    ------------  -------------

Balance, December 31, 1998                    3,552,512           35,525             -               -      83,151,595
    Currency translation adjustments on
      international subsidiaries                     -                -              -               -              -
    Issuance of common stock                    245,400            2,454             -               -          59,156
    Net income                                       -                -              -               -              -
                                          -------------     ------------  -------------    ------------  -------------

BALANCE, DECEMBER 31, 1999                    3,797,912       $   37,979      $      -       $       -    $ 83,210,751
                                          =============       ==========      =========      ==========   ============

                                               Other
                                            Comprehensive
                                               Income
                                             ------------
                                              Currency             Retained
                                            Translation            Earnings
                                             Adjustments           (Deficit)             Total
                                           ----------------      -------------     ---------------
Balance, December 31, 1997                  $       (66,058)      $(82,165,659)     $      830,790
    Currency translation adjustments on
      international subsidiaries                    200,087                -               200,087
    Issuance of common stock                           -                   -               124,613
    Net income                                         -               163,231             163,231
                                           ----------------      -------------     ---------------

Balance, December 31, 1998                          134,029        (82,002,428)          1,318,721
    Currency translation adjustments on
      international subsidiaries                   (222,430)               -              (222,430)
    Issuance of common stock                            -                  -                61,610
    Net income                                          -              217,707             217,707
                                           ----------------      -------------     ---------------

BALANCE, DECEMBER 31, 1999                  $       (88,401)      $(81,784,721)     $    1,375,608
                                           ================      =============      ==============


          See accompanying notes to consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                   $   217,707    $   163,231
     Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                246,084        732,147
         Amortization of goodwill                                                      10,000         10,050
         Amortization of deferred costs                                                 6,454          6,455
     Change in assets and liabilities, net of effect of acquisitions/disposals:
         Decrease in accounts receivable                                              269,009      1,145,162
         Decrease in other current assets                                              17,066         66,570
         Increase (decrease) in accounts payable and accrued liabilities:              60,209     (1,630,135)
         (Decrease) in non-current liabilities                                     (1,175,000)      (208,003)
         Other                                                                        274,014        375,270
                                                                                  -----------    -----------
         NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (74,457)       660,747
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sales of investment                                                 129,643           --
    Capital expenditures                                                             (348,811)      (101,126)
    Investments in and advances to affiliates                                            --             (270)
                                                                                  -----------    -----------
         NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                               (219,168)      (101,396)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase in long-term debt                                                        550,000        275,000
    Repayment of long-term debt                                                      (552,910)    (1,382,504)
    Proceeds from issuance of common stock                                               --           25,000
    (Increase) in restricted cash                                                     165,062        466,416
                                                                                  -----------    -----------
    NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                         162,152       (616,088)
                                                                                  -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (131,473)       (56,737)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                       170,543        227,280
                                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                         $    39,070    $   170,543
                                                                                  ===========    ===========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    Common stock issued for payables                                              $    61,610    $    98,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest expense                                                           $   105,151    $   148,035
       Interest income                                                                  2,062         14,553


          See accompanying notes to consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

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

        (C)      CASH AND CASH EQUIVALENTS:

                 Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less (See Note 3).

        (D)      PROPERTY, PLANT AND EQUIPMENT:

                 Property, plant and equipment are carried at cost. Depreciation is computed using accelerated methods for the Company's operations in the United Kingdom, and the straight-line method for all other property, plant and equipment, based upon the estimated useful lives of the assets. Significant renewals and betterments are capitalized. Maintenance and repair costs are expensed.

        (E)      FACILITY DEVELOPMENT:

                 The Company may develop new power production facilities or acquires existing power production facilities for both operation and development. Accounting for costs incurred in the development phase is as follows:

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

                 Facilities acquired for operation. These facilities are substantially ready to be placed in productive service when acquired. The purchase price, along with other acquisition costs, including financing, legal and other professional fees are principally assigned to the facility and depreciated over the expected useful life of the facility. Any identified intangible recorded, is amortized on a straight-line basis over a period consistent with the period used for the related facility depreciation, usually 10-40 years.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (E)      FACILITY DEVELOPMENT (CONTINUED):

                 Other project deferrals. The Company defers costs, including professional services and direct labor, incurred for site inspections, site permits and deposits related to specific project activities.

        (F)      ACCOUNTING FOR LONG-LIVED ASSETS:

                 In March of 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This standard requires that the Company compare estimated expected future cash flows (undiscounted and without interest charges) identified with each asset to the carrying amount of such asset whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

        (G)      GOODWILL:

                 Goodwill is the difference between the purchase price and the fair value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over the periods benefitted, generally in the range of 10 to 40 years. On a periodic basis, or whenever events or changes in circumstances warrant, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates to determine whether the carrying value of goodwill has been impaired, as per SFAS 121.

        (H)      REVENUE AND SALES RECOGNITION:

                 The Company records revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility. Provisions for doubtful accounts are made when losses are anticipated.

        (I)      FOREIGN CURRENCY TRANSLATION:

                 For foreign subsidiaries whose functional currency is the local currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders equity.

        (J)      INCOME TAXES:

                 Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). FAS 109 requires the asset and liability method of accounting for income taxes rather than the deferred method previously used under APB Opinion No. 11.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (K)      EARNINGS PER SHARE:

                 In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the disclosure of basic and diluted earnings per share
                 (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares, outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. Options to purchase 225,000 shares of common stock at $.30 were outstanding during 1999 and 1998 but were not included in the computation of the diluted EPS because the options exercise price was greater than the average market price of the common shares.

        (L)      STOCK OPTIONS:

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

        (M)      RECLASSIFICATIONS:

                 Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

        (N)      COMPREHENSIVE INCOME:

                 In 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of other comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on total stockholders' equity.

        (O)      CONCENTRATION OF CREDIT RISK:

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

        (P)      SEGMENT DATA:

                 The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information (see Note
                 13).

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE   2   -     SIGNIFICANT BUSINESS CHANGES:

        (A)      WOLVERINE LICENSES:

                 The Federal Power Act requires that all hydroelectric facilities operating on navigable streams obtain a license from the FERC. The Company's applications for licenses for its Michigan hydroelectric facilities have been accepted and on October 16, 1998, the Federal Energy Regulatory Commission ("FERC") issued licenses for all four hydroprojects of the Wolverine Power Corporation, a subsidiary of the Company. In addition, the FERC amended one license (Sanford) rescinding its original order that Sanford operate on a run-of-river basis in which outflow would equal inflow and allow it to continue to operate in a peaking mode. The licenses are valid for 30 years.

        (B)      NEW WORLD POWER TEXAS RENEWABLE ENERGY PARTNERSHIP:

                 In October 1997, the Company and its joint venture partner DB Power Inc. entered into an agreement to sell its interests in the New World Texas Renewable Energy Partnership to York Research Corporation for $1,500,000. The Company recorded a gain of approximately $300,000 from the sale, which is included in the 1998 Consolidated Statement of Operations under the caption "Other Income (Expense)". The proceeds from the sale were split 50/50 between the parties in the joint venture and were received in three installments after certain contingencies were resolved. An additional payment was received by the Company upon resolution of a contingency in 1999. The Company recorded a gain of $300,000 from the resolution of this contingency, which is included in the 1999 Consolidated Statement of Operations under the caption "Other Income (Expense)".

        (C)      SALE OF TIERRAS MORENAS:

                 The Company had been undertaking, through a Costa Rican subsidiary in which it had a 35% minority interest, to develop a wind farm near Lake Arenal, Costa Rica. In May 1996, the Company's 65% partner in the project entered into an agreement to sell its interest to a US alternative energy development company. As a result of the sale, the Company's position in the project was weakened. In December 1997, the Company received a capital call on the project, which it could not answer as a result of its own financial difficulties. Accordingly, the Company's ownership percentage was diluted to less than 5%. In 1998, the Company negotiated a sale of its interest to the majority owner of the project for $295,000, recording a gain of approximately $95,000 which is included in the 1998 consolidated statement of operations under the caption "Other Income (Expenses)."

        (D) SALE OF ARCADIAN RENEWABLE POWER CORPORATION, MAKANI UWILA AND NEW WORLD POWER GRID COMPANY: On March 15, 1999, the Company entered into a definitive agreement to sell its investments in three subsidiaries to American Powerhouse, Inc., a Delaware Corporation or its successors and assigns. The agreement provided for the Company to exchange its shares in each of the subsidiaries for $100,000 and 1,000,000 common shares (4.0% of the outstanding stock) of American Powerhouse, Inc. No gain or loss was recorded on the transaction.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE   3   -     CASH RESTRICTED IN USE:

                 As a result of the restructuring of the long-term indebtedness of the Company in December 1997, as well as the Synex financing (see Note 7), cash at December 31, 1999 in the amount of $7,973 was restricted to making payments for long-term obligations.

NOTE   4   -     PLANT, PROPERTY AND EQUIPMENT:

                 Property, plant and equipment consists of the following as of December 31, 1999 (000's omitted):

                                                                    Useful Life
                                                                       (Years)

                  Power generation facilities and
                         equipment:

                     Hydroelectric                         $3,834         40
                     Wind:
                           Owned                            3,930         25
                             Land                             401
                                                          -------
                     Total                                  8,165

                  Less accumulated depreciation
                         and amortization                   5,356
                                                          -------
                                                           $2,809
                                                          -------
                                                          -------

                 Depreciation and amortization expense, for the years ended December 31, 1999 and 1998 was $246,084 and $732,147, respectively.

                 Maintenance and repair expense for the years ended December 31, 1999 and 1998 was $103,777 and $179,294, respectively.

NOTE   5   -     GOODWILL:

                 Goodwill relates to Wolverine Power Corporation's operations and consists of the following as of December 31, 1999 (000's omitted):

                       Subject to 40 yr. straight-line amortization      $402
                       Less accumulated amortization                       60
                                                                         ----
                                Total                                    $342
                                                                         ----
                                                                         ----

NOTE   6   -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                 Accounts payable and accrued liabilities consist of the following as of December 31, 1999 (000's omitted):

                                Accounts payable                        $236
                                Accrued interest expense                  47
                                Accrued liabilities                      169
                                                                       -----
                                     Total                              $452
                                                                       -----
                                                                       -----

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   7   -     DUE TO RELATED PARTIES:

                 Amounts due to related parties consists of the following at December 31, 1999 (000's omitted):

                 (a) Convertible Subordinated Notes              $  510
                 (b) Synex                                          950
                                                                -------
                            Total                                 1,460
                            Less current portion                    510
                                                                -------
                 Long-term portion                               $  950
                                                                 ======

                 CONVERTIBLE SUBORDINATED NOTES:

                 The Company defaulted on its 8% Convertible Subordinated Notes in July 1997. The default resulted in a significant restructuring of the indebtedness and the modification of the maturity date of the indebtedness with the lender, which was completed in December 1997. The Company reached an agreement with the holders of the Subordinated Convertible Notes regarding the restructuring/repayment of the indebtedness. The agreement consisted of two parts, one with the holders of approximately $625,000 of Notes including principal and interest, and the second with the holders of the balance of the obligation of approximately $4.3 million.

                 The first agreement involved the transferring of an 89% interest in the Company's wholly owned subsidiary, New World Power Vermont (subsequently changing its name to Northern Power), to Arete Ventures (holders of a portion of the Subordinated Convertible Notes) in exchange for the elimination of the total outstanding obligations to that group of Subordinated Convertible Noteholders. In addition, the Company retained an 11% interest in the form of a Series A Redeemable Preferred Stock in Northern Power. The preferred stock consists of 129,643 shares with a $1.00 redemption value per share and was redeemed in March 1999.

                 The second agreement involved the restructuring in December 1997 and reduction of the balance of the outstanding indebtedness to the holders of the remainder of the Subordinated Convertible Notes. The Company agreed to amortize $1,935,000 of indebtedness before December 1998 in varying monthly installments of principal and interest as agreed by the parties. In addition, the Company agreed to amortize an additional $850,000 under a three year note beginning in January 1998 and continuing through December 2000. The monthly payment is $26,636 including principal and interest. The interest rate on the notes is fixed at 8% per annum. The notes are collateralized by a second mortgage position on Wolverine. The balance of the indebtedness at the restructure date of approximately $1,346,000 was eliminated as debt and converted by the Noteholders into New World Common Stock at a conversion price of $1.50 per share when the market price of the Company's common shares trading on the pink sheets was approximately $0.25 per share. Accordingly, the Company issued approximately 897,400 shares of Common Stock to the Noteholders. As a result of this restructuring and the issuance of stock, the Company reclassified the indebtedness due to the Noteholders as amounts due to related parties at December 31, 1999. At December 31, 1999, the Company is in default under the terms of the restructured Subordinated Convertible Notes and, accordingly, has reclassified the entire indebtedness as current. (See Note 16 for Subsequent Events).

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   7   -     DUE TO RELATED PARTIES (CONTINUED):

                 SYNEX

                 In July 1998, the Company closed a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex (TSE:SXI). Synex agreed to provide up to $1,000,000 to the Company in the form of a convertible debenture, which matures on June 30, 2001. The convertible debenture requires interest only payments monthly until maturity. The debenture provides for the conversion into the Company's Common Stock at $1.00 per share and the interest rate is 10.3% per annum. In addition, the investment provided Synex with warrants to purchase up to 500,000 shares of the Company's Common Stock at $1.25 per share, which expire on June 30, 2000. Vesting in the warrants only occurs after the entire $1.0 million has been funded by Synex. The debenture is secured by a first mortgage position on Wolverine. The investment also provides for a strategic alliance with Synex and a Participation Agreement for a minimum term of 18 months, which would enable the Company to procure resources for project assessment at rates detailed in the agreement. As part of the agreement, Synex purchased 100,000 shares of Common Stock from the Company for $25,000 and, accordingly, their debt is classified as Due to Related Parties.

                 The aggregate scheduled maturities and sinking fund requirements of long-term debt due to related parties as of December 31, 1999 for each of the next two years, are as follows (000's omitted):

                            Year                                     Amount
                             ----                                    ------
                             2000                                   $   510
                             2001                                       950
                             ----                                    ------
                             Total                                  $ 1,460
                                                                     ------
                                                                     ------

NOTE  8  -       MORTGAGE PAYABLE:

                 On November 12, 1996, Dwight Kuhns, ex-President of the Company and a former member of the Company's Board of Directors, commenced an action against the Company in the Superior Court, Alameda County, California alleging among other things the Company's failure to pay amounts due to Mr..Kuhns under his consulting agreement entered into at the start of January 1996. That agreement provided for a stated monthly fee and additional incentive fees for assisting in the restructuring/asset sales of the Company. During 1998, plaintiff was granted a judgement against the Company including penalties in the total amount of approximately $1.9 million. In December 1998, the Company and plaintiff entered into negotiations on which to settle his judgement. In January 1999, the Company and plaintiff reached a settlement which provided for plaintiff to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company paid those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum, which was paid in full by December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest payable at 7.5%, secured by a third position on Wolverine. Payments under that mortg age note are to be made in six equal installments due on June 30 and December 31, of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to plaintiff and a warrant to purchase 75,000 shares of the Company's Common Stock exercisable at $2 per share.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -       MORTGAGE PAYABLE (CONTINUED):

                 The aggregate scheduled maturities and sinking fund requirements of the mortgage payable as of December 31, 1999 for each of the next two years, are as follows (000's omitted):

                        Year                                       Amount
                         ----                                      ------
                        2000                                        $  83
                        2001                                           83
                                                                    -----
                        Total                                       $ 166
                                                                    -----
                                                                    -----

NOTE  9   -      OTHER COMMITMENTS AND CONTINGENCIES:

                 CAPITAL EXPENDITURES

                 Under the Power Purchase Agreement ("PPA") with Consumers Power Company ("Consumers"), which expires in 2023, the Company is required to sell all the power generated from a specified capacity to Consumers. The PPA provides for revision of prices every ten years. In 1996, the Company failed to reach an agreement with Consumers regarding new prices and as a result the already existing prices continue unchanged. However, the Company and Consumers now have a right to request the price renegotiation each year.

                 In addition, as of December 31, 1995, the Company failed to meet certain minimum capital expenditure commitments stipulated in the agreement with Consumers. The under expenditure of $385,000 at December 31, 1995 is disputed by the Company.

                 AGREEMENTS WITH DBCO

                 In April 1998, the Company terminated its interim management contract with Dominion Bridge as well as other agreements and associations between the two companies. No additional compensation was given to terminate those agreements.

                 EMPLOYMENT AGREEMENTS

                 In May 1998, the Company entered into employment agreements with the Chief Executive Officer ("CEO") and the Vice President-Finance of the Company. The terms of the employment agreements are for two years with an automatic renewal for two additional years unless terminated by mutual consent. Under the agreement, the CEO shall receive $125,000 salary per annum, 125,000 stock options exercisable at $.30 (vesting over two years) and an annual bonus at the discretion of the Board of Directors. The Vice president-Finance shall receive $108,000 salary per annum, 100,000 stock options exercisable at $.30 (vesting over two years) and an annual bonus at the discretion of the Board. (See Note 16 for Subsequent Events).

                 PERFORMANCE BOND

                 In connection with the Company's proposal to construct a hydroelectric facility at Anderson Falls, Argentina, the Company was required to post a $1 million performance bond. The Company was unable to complete the project financing primarily due to local credit downgrading and as a result the construction was halted. Management is currently seeking a buyer for this project. Management does not believe the Company has any exposure with respect to this project.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10   -      INCOME TAXES:

                 As discussed in Note 1, the Company adopted FAS 109 as of October 1, 1993. Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                              Current           Deferred                  Total

                 Year ended December 31, 1999:
                    U.S. Federal                                $    -         $     -            $   -
                    State and local                              10,000              -             10,000
                    Foreign                                          -               -                -
                                                                -------          -------          -------

                                                                $10,000          $    -           $10,000
                                                                =======          =======          =======


                 Year Ended December 31, 1998:

                    U.S. Federal                           $    -           $    -            $   -
                    State and local                              (1,500)         -                 (1,500)
                    Foreign                                      15,507               -            15,507
                                                               --------         --------         --------

                                                                $14,007          $    -           $14,007
                                                                =======          =======          =======

                 Differences between the effective federal income tax rate and the statutory U.S. federal income tax rate for the year ended December 31, 1999 are as follows:

                                                                          1999              1998
                                                                       Percentage        Percentage

                 Statutory U.S. Federal Income Tax benefit               (34.0%)           (34.0%)

                 Temporary difference without benefit                     34.0%             34.0%
                                                                         -----             -----
                                                                            -                 -
                                                                         =====             =====

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10   -      INCOME TAXES (CONTINUED):

                 The Company and subsidiaries have previously incurred net operating losses for financial reporting purposes, some of which may be available as carryforwards to offset future taxable income. The tax effects of temporary differences and carryforwards which give rise to future income tax benefits and payables at December 31, 1999 are as follows:

                     Non-current assets:

                         Net operating loss carryforwards       $   14,753,728
                         Tax credit carryforwards                      595,000
                         Valuation allowance                       (14,673,748)
                                                                --------------
                           Net non-current asset                       674,980
                     Non-current liabilities:

                         Depreciation                                  674,980
                                                                --------------
                           Net non-current liabilities                 674,980

                     Net deferred tax                           $           -
                                                                =============

                 The tax credit carryforwards of $595,000 expire by 2003. At December 31, 1999, the Company has net operating loss carryforwards of approximately $43,400,000 which expires at various dates through 2019.

                 A full valuation allowance has been recorded against deferred tax assets as realization is not considered "more likely than not" as of December 31, 1999.

NOTE 11   -      CAPITAL STOCK:

                 COMMON STOCK

                 At December 31, 1999, the Company had outstanding exercisable warrants of 1,244,447 and 163,956 warrants which were not exercisable at that date. The outstanding warrants' exercise prices range from $8.75 to $43.75 at December 31, 1999.

NOTE 12   -      STOCK OPTION PLAN:

                 In May 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan") pursuant to which it may issue awards and options to purchase up to 100,000 shares of common stock to its employees, directors and consultants. On January 31, 1995, the Plan was amended, increasing the number of shares authorized for options under the Plan to 400,000 shares. The 1993 Plan replaced the Company's 1989 Stock Incentive Plan, except as to options for 116,813 shares which were then outstanding under the 1989 Plan. Options to purchase Common Stock at December 31, 1999 and 1998 are shown below.

                                                                                          1999                1998

                     Options outstanding, beginning of year                           $     225,000        $       -
                     Forfeitures during the year                                                 -                 -
                     Granted during the year (at $.30 per share)                                 -            225,000
                                                                                      -------------        ----------

                     Outstanding, end of year (at a price of $.30)                    $     225,000        $  225,000
                                                                                      =============        ==========

                     Eligible for exercise, end of year                               $     145,200        $   72,600
                                                                                      =============        ==========

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   -      STOCK OPTION PLAN (CONTINUED):

                 Had compensation expense for the Company's stock-based compensation plan been determined based on fair value at the grant date for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have remained the same since the fair value at the grant date for the options issued in 1998 was deemed to be immaterial. The effects of applying SFAS 123 are not indicative of future amounts because this statement does not apply to awards granted prior to fiscal year 1998. Additional stock option awards are anticipated in future years.

                 The weighted average fair value of options granted during 1998 estimated on the date of grant using the Black-Scholes option pricing model was $.06. The fair value of the 1998 options is estimated on the date of grant using the following assumptions: dividend yield of 0%, expected volatility of 70%, risk-free interest rate range of 5.49% and an expected life of seven years.

NOTE 13   -      SEGMENT INFORMATION:

                 In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company's operations are classified into one business segment. Substantially all revenues result from the sale of electricity generated by wind farms and hydroelectric plants to major utilities under PPAs. See Note 1 for Concentration of Credit Risk. The following table shows assets and other financial information by geographical area for the years ended December 31, 1999 and 1998, (000's omitted).

                                                                                  YEAR ENDED        Year Ended December
                                                                                 DECEMBER 31, 1999          31, 1998

                 Geographic revenue:
                     North America                                                    $    1,133             $  1,002
                     Europe                                                                  550                1,572
                                                                                ----------------      ---------------
                 REVENUE CONSOLIDATING GEOGRAPHIC                                          1,683                2,574
                                                                                ----------------      ---------------

                 Operating (loss) profit:

                     North America                                                          (235)                 635
                     Europe                                                                  211                 (659)
                                                                                ----------------      ---------------
                 TOTAL OPERATING PROFIT (LOSS)                                               (24)                 (24)
                                                                                -----------------     ----------------

                 Identifiable assets:

                     North America                                                         2,829                3,052
                     Europe                                                                  725                1,687
                                                                                ----------------      ---------------
                 CONSOLIDATED GEOGRAPHIC ASSETS                                            3,554                4,739
                                                                                ----------------      ---------------

                 Depreciation and amortization:

                     North America                                                           167                  193
                     Europe                                                                   79                  539
                                                                                ----------------      ---------------
                 CONSOLIDATED DEPRECIATION AND AMORTIZATION EXPENSE                   $      246             $    732
                                                                                ================      ===============

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   -      SEGMENT INFORMATION (CONTINUED):

                 In 1999 and 1998, the Company sold its energy production to two utility companies which accounted for all of the revenue.

NOTE 14   -      FINANCIAL INSTRUMENTS:

                 By nature, all financial instruments involve risk, generally market risk, arising from changes in interest rates and credit risk. Financial instruments that potentially subject the company to credit risk consist primarily of cash deposits, accounts receivable, accounts payable and long-term debt. Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                                                                                   1999
                                                                        -----------------------------
                                                                                           Estimated
                                                                         Carrying            Fair
                                                                          Amount             Value
                                                                        -----------        ---------
                                                                              (000's omitted)
                    Assets:
                        Cash and cash equivalents                        $     39             $39
                        Cash restricted in use                                 58              58
                    Liabilities:
                        Debt due related parties                            1,460              -
                        Mortgage payable                                      166              -


                 The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                 Cash and Cash Equivalents, Cash Restricted in use and Notes Receivable - The carrying amount is a reasonable estimate of fair value.

                 Debt Due to Related Parties and Settlement Obligations - It was not practicable to estimate the fair value of these financial instruments for 1999. See Notes 7 and 8 for debt and mortgage terms.

                 The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15   -      CONCENTRATIONS OF RISK:

                 The Company derives all of its revenue from the production and sale of electric power generated from renewable sources. As a result, the Company is subject to several concentrations of risk. A significant majority of the Company's revenues are derived from contracts for the sale of power to regulated public utilities. Under many of these contracts, the price for energy is subject to the utilities' "avoided cost". "Avoided cost" is affected by, among other factors, the availability and market price of oil, gas, and other energy sources. Additionally, the Company will have to renegotiate contracts with the utilities when the present contracts expire. Further, the renewable energy industry has, in the past, been subject to legislative and regulatory changes, and will likely continue to be affected by such factors for the foreseeable future.

NOTE 16   -      SUBSEQUENT EVENTS:

        (A)      CONSUMERS PPA:

                 The rates under this PPA were subject to renegotiation on December 31, 1995. The Company decided not to attempt to renegotiate its contract with Consumers and, as a result, its contract is continued on a year to year basis under the conditions of the original contract.

        (B)      EQUITY INVESTMENT AND STRATEGIC ADVISORY AGREEMENT:

                 On February 9, 2000, the Company closed an investment from The Strategic Electric Power Fund, LLC ("Strategic"). Under the terms of the investment, the Company received cash of $350,000 from Strategic in return for the issuance of 636,364 shares of the Company's Common Stock.

                 The Company also entered into a Financial Advisory, Merger and Acquisition and Strategic Planning Services Agreement with Kuhns Brothers ("Kuhns Brothers"), an investment firm affiliated with The Strategic Electric Power Fund. The Agreement calls for Kuhns Brothers to provide certain services to the Company and outlines the fee arrangement for completion of said services. The services include but are not limited to project financing, equity financing, acquisition services and strategic advisory services. The agreement is for a term of twelve months with a monthly payment of $3,500 which is offset against any financing fees earned by Kuhns Brothers in accordance with the agreement.

        (C)      TERMINATION OF EMPLOYMENT CONTRACT:

                 The Company terminated the employment contract of its CEO (See
                 Note 9 Commitments and Contingencies) effective January 31, 2000. In accordance with the terms of the employment contract, a severance payment of nine months salary is due and payable along with any accrued vacation earned. Accordingly, the Company recorded a liability of approximately $105,000 at December 31, 1999 for the termination.

        (D)      EXCHANGE OF CONVERTIBLE SUBORDINATED INDENTURES FOR UK WIND
                 FARM:

                 On March 17, 2000, the Company entered into a Memorandum of Acceptance with its Convertible Subordinated Noteholders. The Memorandum of Acceptance contains terms by which the Company will exchange its Caton Moor wind farm for cash and certain securities including all of the outstanding Convertible Subordinated Notes and accrued interest thereon (See Note 7). The agreement is subject to due diligence by the Noteholders and a definitive agreement being agreed upon and executed by all parties.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16   -      SUBSEQUENT EVENTS (CONTINUED):

        (E)      ACQUISITION OF PROJECT COMPANY IN MICHIGAN:

                 On March 9, 2000, the Company completed the acquisition of Modular Power Systems, LLC ("MPS"). MPS owns three diesel-fired peaking facilities in Alma, Chelsea and Coldwater, Michigan. All of the facilities were constructed in 1999 and 2000. MPS facilities contain diesel-fueled generating equipment and related power plant equipment. The power generated at each of the facilities is sold to Consumers pursuant to mid-term power purchase agreements commencing June 2000. The purchase price of the acquisition was $1.8 million and 450,000 shares of common stock of the Company. The former owners also hold a note payable with a principal balance of $350,000. The note bears interest at 5% per annum and matures March 1, 2001. A portion of the acquisition fund ($700,000) was supplied by the Strategic Electric Power Fund, LLC. (See Note 16(g) for subsequent event.) Under the terms of the agreement, the former owners of MPS will continue to work with the Company to secure additional power facilities for a minimum of two years. The balance of the acquisition price was paid in cash.

                 Selected financial information is as follows:

                         Property, Plant and Equipment   $5,317,926
                         Note Payable - related party    $  350,000
                         Note Payable - bank             $  150,000
                         Capital lease obligations       $4,817,926

        (F)      EMPLOYMENT AGREEMENT:

                 Effective March 1, 2000, the Company entered into an employment agreement with its new President. The term of the employment agreement is for three years with an automatic renewal for three additional years unless terminated by mutual consent. Under the agreement, the President shall receive $132,000 in salary per annum with annual increases of $12,000 per annum, 120,000 stock options exercisable at $.65 (vesting over three years) and an annual bonus at the discretion of the Board of Directors. If the employment agreement is terminated without cause, the President shall receive a termination payment equal to one year's salary at the rate per annum at the termination date.

        (G)      ACQUISITION BRIDGE NOTE:

                 On March 8, 2000, the Company issued a bridge note in the amount of $700,000 to the Strategic Electric Power Fund, LLC in connection with the acquisition of MPS - See Note 16(e). The Bridge Note bears interest at the rate of 8% per annum and is payable in cash or stock, and matures December 31, 2000. In addition, the Strategic Electric Power Fund, LLC is also entitled to receive certain warrants.

        (H)      OFFICE LEASE:

                 Effective February 15, 2000, the Company entered into a lease agreement for office space located in Aston, Pennsylvania. This lease expires on August 14, 2000 with monthly payments of $800.