Form 10QSB
period 2000-03-31
NEW WORLD POWER CORPORATION
filed 2000-05-22
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended March 31, 2000

Commission File Number 0-18260

                         THE NEW WORLD POWER CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                           52-1659436
         --------                           ----------
(State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)

                     14 Mount Pleasant Drive Aston, PA 19014
                     ---------------------------------------
              (Address and Zip Code of Principal Executive Offices)

                                 (484) 840-0944
                                 --------------
                            Issuer's Telephone Number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X .

         There were 5,124,276 shares of the registrant's common stock outstanding as of March 31, 2000.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                        PAGE(S)
PART I.      FINANCIAL INFORMATION:

Item 1.      Financial Statements

             Consolidated Condensed Balance Sheets at March 31, 2000
                (unaudited) and December 31, 1999                           1

             Consolidated Condensed Statements of Operations for the Three
               Month Periods Ended March 31, 2000 and 1999 (unaudited)      2

             Consolidated Condensed Statements of Cash Flows for the Three
               Month Periods Ended March 31, 2000 and 1999 (unaudited)      3

             Notes to Interim Consolidated Condensed Financial Statements   4

Item 2.      Management's Discussion and Analysis                           9

PART II      Other Information

Item 1.      Legal Proceedings                                             12

Item 2.      Changes in Securities and Use of Proceeds                     12

Item 3.      Defaults Upon Senior Securities                               12

Item 4.      Submission of Matters to a Vote of Security Holders           12

Item 5.      Other Information                                             12

Item 6.      Exhibits and Reports on Form 8-K                              12

Signatures                                                                 13

Exhibit Index

             Exhibit 15 - Independent Accountants' Review Report

             Exhibit 27 - Financial Data Schedule

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                MARCH 31,           December 31,
                                                                                                  2000                 1999
                                                                                              --------------       --------------
                                                                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                                $      239,260       $       39,070
     Cash restricted in use                                                                           26,473                7,973
     Accounts receivable                                                                             154,321              157,882
     Other current assets                                                                             91,877               13,201
                                                                                              --------------       --------------
TOTAL CURRENT ASSETS                                                                                 511,931              218,126
                                                                                              --------------       --------------
Property, plant and equipment, net                                                                 9,222,034            2,809,283
Goodwill, net of accumulated amortization                                                            339,953              342,453
Deferred project costs                                                                               182,343              183,958
                                                                                              --------------       --------------
                                                                                                   9,744,330            3,335,694
                                                                                              --------------       --------------
TOTAL ASSETS                                                                                  $   10,256,261       $    3,553,820
                                                                                              ==============       ==============
                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                                 $      282,080       $      452,157
     Note payable - bank                                                                             175,000              -
     Due to related parties                                                                        1,560,381              510,381
     Deferred revenues                                                                             1,080,000              -
     Current portion of lease obligations                                                            556,531              -
     Current portion of mortgage obligations                                                          82,837               82,837
                                                                                              --------------       --------------
TOTAL CURRENT LIABILITIES                                                                          3,736,829            1,045,375
                                                                                              --------------       --------------
Long-term portion of due to related parties                                                          950,000              950,000
Long-term portion of mortgage obligations                                                             82,837               82,837
Long-term portion of lease obligations                                                             3,400,547              -
Other non-current liabilities                                                                         50,000              100,000
                                                                                              --------------       --------------
                                                                                                   4,483,384            1,132,837
                                                                                              --------------       --------------
TOTAL LIABILITIES                                                                                  8,220,213            2,178,212
                                                                                              --------------       --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value; authorized 40,000,000 shares; 5,124,276 and
      3,797,212 shares                                                                                51,243               37,979
     Additional paid-in capital                                                                   83,832,987           83,210,751
     Currency translation adjustments                                                                (65,956)             (88,401)
     Accumulated deficit                                                                         (81,782,226)         (81,784,721)
                                                                                              --------------       --------------
TOTAL STOCKHOLDERS' EQUITY                                                                         2,036,048            1,375,608
                                                                                              --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $   10,256,261       $    3,553,820
                                                                                              ==============       ==============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                   2000                1999
                                                                                               -------------      -------------
OPERATING REVENUE                                                                              $     414,131      $     457,669

COST OF OPERATIONS                                                                                   211,783            151,303
                                                                                               -------------      -------------
GROSS PROFIT                                                                                         202,348            306,366

     Project development expenses                                                                    -                   21,535

     Selling, general and administrative expenses                                                    166,588            243,316
                                                                                               -------------      -------------
OPERATING INCOME                                                                                      35,760             41,515
                                                                                               -------------      -------------
OTHER INCOME (EXPENSE):

     Interest expense                                                                                (37,889)           (31,752)
     Interest income                                                                                      19              1,143
     Other                                                                                             4,605             28,417
                                                                                               -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                                                         (33,265)            (2,192)
                                                                                               -------------      -------------
INCOME BEFORE TAXES                                                                                    2,495             39,323

     Provision for income taxes                                                                           -               1,225
                                                                                               -------------      -------------
NET INCOME                                                                                     $       2,495      $      38,098
                                                                                               =============      =============
BASIC AND DILUTED EARNINGS PER SHARE:

     Net earnings from continuing operations available to common stockholders
          - Basic                                                                              $         0.00     $         0.01
                                                                                               ==============     ==============
          - Diluted                                                                            $         0.00     $         0.01
                                                                                               ==============     ==============
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                                                   4,436,164          3,797,912
                                                                                               ==============     ==============
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                                                 4,536,164          3,797,912
                                                                                               ==============     ==============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                    2000                 1999
                                                                                               --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $        2,495       $       38,098
     Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                                  68,955               67,631
        Amortization of goodwill                                                                        2,500                2,500
        Other, net                                                                                     22,445              (76,028)
        Amortization of deferred costs                                                                  1,615                1,613
        Change in assets and liabilities, net of effect of acquisitions/disposals:
           Decrease in accounts receivable                                                              3,561              289,386
           (Increase) in other current assets                                                         (78,676)             (16,018)
           (Decrease) increase in accounts payable and accrued liabilities                           (148,320)               2,956
           Increase in non-current liabilities                                                        (50,000)                  -
                                                                                               --------------       --------------
          NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (175,425)             310,138
                                                                                               --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investment                                                                     -              (129,643)
     Acquisition of Modular Power Systems, net                                                       (541,729)             -
     Capital expenditures                                                                             (86,156)             (20,546)
                                                                                               --------------       --------------
          NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                                              (627,885)            (150,189)
                                                                                               --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) in due to related parties                                                             -                    (83,442)
     Payment of mortgage obligation                                                                   -                   (118,300)
     Net proceeds from short term notes                                                               672,000              -
     Proceeds from issuance of common stock, net                                                      350,000              -
     (Increase) decrease in restricted cash                                                           (18,500)              77,464
                                                                                               --------------       --------------
          NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 1,003,500             (124,278)
                                                                                               --------------       --------------
Net change in cash and cash equivalents                                                               200,190               35,671
Cash and cash equivalents at beginning of period                                                       39,070              170,543
                                                                                               --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                 $      239,260       $      206,214
                                                                                               ==============       ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest paid                                                                          $       37,889       $       24,075
        Income taxes paid                                                                                  19                1,143
     Non-cash transactions:
        During the three month period ended March 31, 2000,
        the Company issued 690,000 shares of common stock
        valued at $313,500.

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, which have been reviewed by our auditors, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three month period ended March 31, 2000.

The consolidated condensed balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated condensed financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for a full year.

NOTE 2 - SIGNIFICANT BUSINESS CHANGES:

On March 9, 2000, the Company completed the acquisition of Modular Power LLC ("MPS"). MPS owns three diesel-fired peaking facilities under construction in Alma, Chelsea and Coldwater, Michigan. MPS facilities contain diesel-fueled generating equipment and related power equipment. The power generated at each of the facilities will be sold to Consumers Power Company ("Consumers") pursuant to mid-term power purchase agreements commencing June 2000. The purchase price of the acquisition was $1.8 million and 450,000 shares of common stock of the company along with the assumption of debt of approximately $4.5 million. The common stock was valued at $0.55 per share, which was the approximate market value at the date of the acquisition. The former owners also hold a note payable with a principal balance of $350,000. The note bears interest at 5% per annum and matures March 1, 2001. Under the terms of the agreement, the former owners will continue to work with the company to secure additional power facilities for a minimum of two years.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 - SIGNIFICANT BUSINESS CHANGES (CONTINUED):

As part of the acquisition, the Company assumed two capital leases for equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets.

Minimum annual future lease payments under capital leases as of March 31, 2000 and for each of the next five years and in the aggregate are:

                           Year Ended March 31,                  Amount
                           --------------------                  ------
                                    2001                      $   863,325
                                    2002                          863,325
                                    2003                          863,325
                                    2004                        1,750,506
                                    2005                          165,122
                                    Subsequent to 2005            295,123
                                                              -----------
                           Total minimum lease payments         4,800,726
                           Amount representing interest           843,648
                                                              -----------
                           Present value of minimum lease
                             payments                         $ 3,957,078
                                                              ===========

The interest rates on the two capital leases were 8% and 9.4%, respectively.

NOTE 3 - PLANT, PROPERTY AND EQUIPMENT:

Property, plant and equipment consists of the following as of March 31, 2000 (000's omitted):
                                                                     Useful Life
                                                                        (Years)
                                                                     -----------
        Power generation facilities and equipment:
           Hydroelectric                                   $   3,900      40
           Wind:
              Owned                                            3,930      25
              Land                                               401
        Modular generation facilities under development        6,416      *
                                                           ---------
           Total                                              14,647
        Less accumulated depreciation and amortization         5,425
                                                           ---------
                                                           $   9,222
                                                           =========

*When put into service these facilities will be depreciated over an estimated useful life of 20 years.

NOTE 4 - NOTE PAYABLE-BANK:

During the period ended March 31, 2000, the Company obtained an unsecured working capital line of credit with a Bank which matures on May 31, 2000. Maximum borrowings under this line are $375,000 and the interest rate is 9% per annum. The amount outstanding at March 31, 2000 under the line was $175,000, which was fully repaid in early May 2000.

NOTE 5 - DUE TO RELATED PARTIES:

Amounts due to related parties consists of the following at March 31, 2000 (000's omitted):

              (a) Convertible Subordinated Notes                 $    510
              (b) Synex International                                 950
              (c) Strategic Electric Power Fund, LLC                  700
              (d) Robert Evans/Tom Waters                             350
                                                                 --------
                         Total                                      2,510
                            Less current portion                    1,560
                                                                 --------
              Long-term portion                                  $    950
                                                                 ========

CONVERTIBLE SUBORDINATED NOTES

The Company defaulted on its 8% Convertible Subordinated Notes in July 1997. The default resulted in a significant restructuring of the indebtedness and the Company agreed to amortize an additional $850,000 under a three year note beginning in January 1998 and continuing through December 2000. The monthly payment is $26,636 including principal and interest. The interest rate on the notes is fixed at 8% per annum. The notes are collateralized by a second mortgage position on Wolverine. The balance of the indebtedness at the restructure date of approximately $1,346,000 was eliminated as debt and converted by the holders of the Notes into New World common stock at a conversion price of $1.50 per share when the market price of the Company's common shares trading in the pink sheets was approximately $0.25 per share. Accordingly, the Company issued approximately 897,400 shares of common stock to the holders of the Notes. As a result of this restructuring and the issuance of common stock, the Company reclassified the indebtedness due to the holders of the Notes as amounts due to related parties at March 31, 2000. At March 31, 2000, the Company is in default under the terms of the restructured Subordinated Convertible Notes and, accordingly, has reclassified the entire indebtedness as current. On March 17, 2000, the Company entered into a Memorandum of Acceptance with its Convertible Subordinated Noteholders. The Memorandum of Acceptance contains terms by which the Company will exchange its Caton Moor wind farm for cash and certain securities including all of the outstanding Convertible Subordinated Notes and accrued interest thereon. The agreement is subject to due diligence by the holders of the Notes and a definitive agreement being agreed upon and executed by all parties. As of May 15, 2000, the transaction has not been finalized but management anticipates closing by the end of May 2000.

SYNEX

In July 1998, the Company obtained a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex (TSE:SXI). Synex agreed to provide up to $1,000,000 to the Company in the form of a convertible debenture, which matures on June 30, 2001. The convertible debenture requires interest only payments monthly until maturity. The convertible debenture provides for the conversion into the Company's common stock at $1.00 per share and its interest rate is 10.3% per annum. In addition, the investment provided Synex with warrants to purchase up to 500,000 shares of the Company's Common Stock at $1.25 per share, that expire on June 30, 2000. Vesting in the warrants only occurs after the entire $1.0 million has been funded by Synex. The convertible debenture is secured by a first mortgage position on Wolverine. The investment also provides for a strategic alliance with Synex and a Participation Agreement for a minimum term of 18 months, which would enable the Company to procure resources for project assessment at rates detailed in the agreement. As part of the agreement, Synex purchased 100,000 shares of common stock from the Company for $25,000 and, accordingly, their debt is classified as Due to Related Parties.

STRATEGIC ELECTRIC POWER FUND, LLC

In connection with the acquisition of Modular in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC ("Strategic"). The Strategic Bridge Note which matures on December 31, 2000, bears interest at 8% per annum and is payable in cash or in stock. Interest payments are due semi-annually in arrears on June 30 and December 31. The notes are convertible into shares of common stock of the Company at the option of the noteholders. The conversion price of the notes shall be at $.68 per share.

NOTE 6 - DEFERRED REVENUE:

In March of 2000, the Company received a payment from Consumers (see Note 2) in accordance with the provisions of the Call Option Agreement between the parties. The payment represents revenues to the Company for having installed capacity available from June 1 to September 30, 2000. Accordingly, the Company recorded the payment as deferred revenue and will recognize it as energy revenues in the periods earned.

NOTE 7 - STOCKHOLDERS' EQUITY TRANSACTIONS:

In January 2000, the Company issued 120,000 shares of common stock valued at $30,000 to the Company's directors for services rendered and 120,000 shares of common stock valued at $36,000 to the terminated CEO as part of his severance package.

In February 2000, the Company issued 636,364 shares of common stock and received $322,000 of cash net of $28,000 of expenses.

In March the Company issued 450,000 shares of common stock valued at $247,500 as part of the purchase price of MPS (see Note 2).

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

(A)    EMPLOYMENT AGREEMENT

       Effective March 1, 2000, the Company entered into an employment agreement with Frederic A. Mayer, its President. Mr. Mayer's employment agreement is for three years with an automatic renewal for three additional years unless terminated by mutual consent. Under the agreement, Mr. Mayer shall receive $132,000 in salary per annum with annual increases of $12,000 per annum, 120,000 stock options exercisable at $0.65 (vesting over three years) and an annual bonus at the discretion of the Board of Directors. If the employment agreement is terminated without cause, Mr. Mayer shall receive a termination payment equal to one year's salary at the rate per annum at the termination date.

(B)    OFFICE LEASE

       Effective February 15, 2000, the Company entered into a lease agreement for office space located in Aston, PA. The lease expires on August 14, 2000 with monthly payments of $800.

(C)    EQUIPMENT PURCHASE

       The Company, through its Modular subsidiary, entered into a purchase agreement to acquire five units and related switchgear from a Caterpillar dealer. The equipment cost is $1,596,000. The Company anticipates the units to be delivered during May 2000 and that the equipment will be financed by Caterpillar Financial Services Corporation under similar terms as the capital leases outlined in Note 2.

ITEM 2. MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

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

The Company currently owns and operates three subsidiaries, Michigan based Wolverine Power Corporation ("Wolverine") and Modular Power Systems LLC ("Modular") and The New World Power Company (Caton Moor) Limited ("Caton Moor") in the United Kingdom. Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.50 megawatt hydroelectric plant near Bay City, Michigan; Modular owns 43 megawatts of mobile, trailer mounted and containerized diesel-fired electric generating facilities at three sites in Coldwater, Chelsea and Alma, Michigan; and Caton Moor owns a 3-megawatt wind farm in England.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the securities Exchange Act of 1934. When used in this document, the words "anticipate", "estimate", "expect", "intend", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements.

SHORT TERM STRATEGY

Over the next 12 months New World intends to apply its available resources to maintain positive earnings from its operating projects, while further attempting to consummate targeted acquisitions in its core markets.

The Company will continue to maintain its efforts to hold down overhead and generate profits from existing operations. It also expects to complete another acquisition within the next twelve months. There can be no assurance, however, that the Company can maintain profitability or complete any acquisition on terms acceptable to the Company, if at all. In addition, there can be no assurance that the Company will be able to close any financings to enable it to make acquisitions.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

REVENUES

Revenues decreased to $414,131 for the three months ended March 31, 2000 from $457,669 for the three months ended March 31, 1999. Such decrease in revenues was due primarily to the decrease in the amount of available water for the hydroelectric facility at Wolverine. The revenues in the United Kingdom remained constant between the years.

SEASONALITY OF PROJECT REVENUES

Hydroelectric and wind farm electric generating revenues are seasonal. The spring in North America is the time of maximum hydroelectric output, while fall and winter also experience reasonable flows; the summer months are dry and generally unproductive. The best wind season in the United Kingdom is typically from October to March. Both hydroelectric and wind power production can also vary from year to year based on changes in meteorological conditions.

COST OF OPERATIONS

The costs of operations increased for the three months ended March 31, 2000 to $211,783 as compared to $151,303 during the three months ended March 31, 1999, primarily as a result of the increased costs from the Company's Modular facilities offset by the Company's downsizing efforts in the UK. Wolverine's cost of operations remained constant between the years.

PROJECT DEVELOPMENT EXPENSE

No project development expenses were incurred during the three month period ended March 31, 2000 since the Company ended its development efforts, in line with the Company's strategy of eliminating development risk. Expenses incurred for the three month period ended March 31, 1999 was $21,535.

SELLING, GENERAL AND ADMINISTRATIVE

These expenses were reduced during the three months ended March 31, 2000 to $166,588, as compared to $243,316 during the three months ended March 31, 1999. Included in expenses for the three months ended March 31, 1999 were certain costs associated with the proposed asset sales in China as well as additional costs associated with pursuing acquisitions. The previous CEO was also terminated in January 2000 and no replacement personnel have been hired.

OTHER INCOME AND EXPENSES

During the three months ended March 31, 2000, the Company recorded other expense-net of $33,265, as compared to other expense-net of $2,192 during the three months ended March 31, 1999. Interest expense for the three months ended March 31, 2000 increased to $37,889 from $31,752 for the three months ended March 31, 1999, in line with the incurring of additional debt for the acquisition of MPS. The other income for the three month period ended March 31, 1999 was a result of asset sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used by operations was $175,425 for the three month period ended March 31, 2000 and $310,138 was provided by operations for the three month period ended March 31, 1999.

The Company holds Convertible Subordinated Notes outstanding totalling $510,381. The Notes mature July 31, 2000, bear interest at 8.00% and are convertible into shares of the Company's common stock at a price of $8.75 per share. The Notes are in default at March 31, 2000. On March 17, 2000, the Company entered into a Memorandum of Acceptance with the holders of the Notes. The Memorandum of Acceptance contains terms by which the Company will exchange its Caton Moor wind farm for cash and certain securities including all the outstanding Convertible Subordinated Notes and accrued interest thereon. As of this filing, the transaction has not been finalized.

The Company also has a convertible debt instrument which would provide up to $1.0 million to the Company. The convertible debenture matures on June 30, 2001. The convertible debenture requires interest only payments monthly until maturity and is convertible into the Company's common stock at $1.00 per share. The interest rate is 10.3% per annum.

The Company believes that its cash flow from operations and funds expected to be available under its existing credit facility will be sufficient to fund foreseeable working capital and capital expenditure requirements. However, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet future cash flow requirements. The Company plans to grow through the acquisition of complementary businesses. A significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance this would be the case.

PART II

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

(B)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

         The following document has been filed exclusively with the Securities and Exchange Commission:

         Exhibit No.               Description

                15                 Review Report on Interim Financial Statements

                27                 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE NEW WORLD POWER CORPORATION

       May 22, 2000                            By: /s/ Frederic A. Mayer
                                                   ---------------------
                                                   Frederic A. Mayer
                                                   President