Form 10QSB
period 2000-06-30
NEW WORLD POWER CORPORATION
filed 2000-08-17
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ].

     There were 5,124,276 shares of the registrant's common stock outstanding as of June 30, 2000.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                                   PAGE(S)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets at June 30, 2000 (unaudited)
                  and December 31, 1999                                                1

               Consolidated Condensed Statements of Operations for the Six
                 Month Periods Ended June 30, 2000 and 1999 (unaudited)                2

               Consolidated Condensed Statements of Operations for the Three
                  Month Periods Ended June 30, 2000 and 1999 (unaudited)               3

               Consolidated Condensed Statements of Cash Flows for the Six
                 Month Periods Ended June 30, 2000 and 1999 (unaudited)                4

               Notes to Interim Consolidated Condensed Financial Statements            5

Item 2.        Management's Discussion and Analysis                                   10

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                      13

Item 2.        Changes in Securities and Use of Proceeds                              13

Item 3.        Defaults Upon Senior Securities                                        13

Item 4.        Submission of Matters to a Vote of Security Holders                    13

Item 5.        Other Information                                                      13

Item 6.        Exhibits and Reports on Form 8-K                                       13

Signatures                                                                            14

Exhibit 27 - Financial Data Schedule


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                  JUNE 30,        December 31,
                                                   2000              1999
                                               --------------    --------------
                                                 (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                 $       16,780    $       39,070
     Cash restricted in use                            17,995             7,973
     Accounts receivable                               78,439           157,882
     Other current assets                              67,465            13,201
                                               --------------    --------------
TOTAL CURRENT ASSETS                                  180,679           218,126
                                               --------------    --------------
Property, plant and equipment, net                 11,468,544         2,809,283
Goodwill, net of accumulated amortization             337,453           342,453
Deferred project costs                                188,424           183,958
                                               --------------    --------------
                                                   11,994,421         3,335,694
                                               --------------    --------------
TOTAL ASSETS                                   $   12,175,100    $    3,553,820
                                               ==============    ==============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities  $      822,284    $      452,157
     Note payable - bank                                 -                 -
     Due to related parties                         1,014,280           510,381
     Deferred revenues                              2,048,550              -
     Current portion of lease obligations           1,101,187              -
     Current portion of mortgage obligations           82,837            82,837
                                               --------------    --------------
TOTAL CURRENT LIABILITIES                           5,069,138         1,045,375
                                               --------------    --------------
Long-term portion of due to related parties         1,000,000           950,000
Long-term portion of mortgage obligations              82,837            82,837
Long-term portion of lease obligations              3,765,814              -
Other non-current liabilities                            -              100,000
                                               --------------     -------------
                                                    4,848,651         1,132,837
                                               --------------     -------------
TOTAL LIABILITIES                                   9,917,789         2,178,212
                                               --------------     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value; authorized
      40,000,000 shares; 5,124,276 and
      3,797,912 shares issued and outstanding          51,243            37,979
     Additional paid-in capital                    83,832,987        83,210,751
     Currency translation adjustments                    -              (88,401)
     Accumulated deficit                          (81,626,919)      (81,784,721)
                                               --------------     -------------
TOTAL STOCKHOLDERS' EQUITY                          2,257,311         1,375,608
                                               --------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   12,175,100     $   3,553,820
                                               ==============     =============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                        2000           1999
                                                    ------------   ------------
OPERATING REVENUE                                   $    993,191   $    773,815

COST OF OPERATIONS                                       335,553        312,784
                                                    ------------   ------------
GROSS PROFIT                                             657,638        461,031
  Project development expenses                              -            30,680
  Selling, general and administrative expenses           357,142        397,678
                                                    ------------   ------------
OPERATING INCOME                                         300,496         32,673
                                                    ------------   ------------
OTHER INCOME (EXPENSE):
     Interest expense                                   (184,990)       (66,120)
     Interest income                                        -             1,618
     Other                                                52,298        113,339
                                                    ------------   ------------
TOTAL OTHER INCOME (EXPENSE)                            (132,692)        48,837
                                                    ------------   ------------
INCOME BEFORE TAXES                                      167,804         81,510
     Provision for income taxes                           10,000          2,500
                                                    ------------   ------------
NET INCOME                                          $    157,804   $     79,010
                                                    ============   ============
BASIC AND DILUTED EARNINGS PER SHARE:
     Net earnings from continuing operations
       available to common stockholders - Basic     $       0.03   $       0.02
                                                    ============   ============
                                        - Diluted   $       0.03   $       0.02
                                                    ============   ============
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING      4,780,220      3,797,912
                                                    ============   ============
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING    4,880,220      3,797,912
                                                    ============   ============

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                         2000          1999
                                                       ----------    ----------
OPERATING REVENUE                                      $  579,060    $  316,146

COST OF OPERATIONS                                        123,770       161,481
                                                       ----------    ----------
GROSS PROFIT                                              455,290       154,665
     Project development expenses                            -            9,145
     Selling, general and administrative expenses         190,554       154,362
                                                       ----------    ----------
OPERATING INCOME (LOSS)                                   264,736        (8,842)
                                                       ----------    ----------
OTHER INCOME (EXPENSE):
     Interest expense                                    (147,101)      (34,368)
     Interest income                                         -              475
     Other                                                 47,674        84,922
                                                       ----------    ----------
TOTAL OTHER INCOME (EXPENSE)                              (99,427)       51,029
                                                       ----------    ----------
INCOME BEFORE TAXES                                       165,309        42,187
     Provision for income taxes                            10,000         1,275
                                                       ----------    ----------
NET INCOME                                             $  155,309    $   40,912
                                                       ==========    ==========
BASIC AND DILUTED EARNINGS PER SHARE:
     Net earnings from continuing operations
       available to common stockholders - Basic        $     0.03    $     0.01
                                                       ==========    ==========
                                        - Diluted      $     0.03    $     0.01
                                                       ==========    ==========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING       4,780,220     3,797,912
                                                       ==========    ==========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING     4,880,220     3,797,912
                                                       ==========    ==========

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                    2000                1999
                                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                 $      157,804      $       79,010
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                                  112,153             134,623
        Amortization of goodwill                                                                         5,000               2,500
        Other, net                                                                                      88,401             140,241
        Amortization of deferred costs                                                                   3,227                 (14)
        Change in assets and liabilities, net of effect of acquisitions/disposals:
           Decrease in accounts receivable                                                              79,443             176,427
           (Increase) in other current assets                                                          (54,264)             (1,185)
           Increase (decrease) in accounts payable and accrued liabilities                             325,884            (129,264)
           (Decrease) in non-current liabilities                                                      (100,000)               -
           Increase in deferred revenue                                                                968,550                -
                                                                                                --------------      --------------
          NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                            1,586,198             402,338
                                                                                                --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Modular Power Systems, net                                                        (541,729)               -
     Capital expenditures                                                                           (1,221,967)            (27,017)
     Deferred project costs and other                                                                   (7,693)           (129,643)
                                                                                                --------------      --------------
          NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                                             (1,771,389)           (156,660)
                                                                                                --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in due to related parties                                                     714,000            (103,049)
     Payment of mortgage obligation                                                                       -               (230,031)
     Payment of short term notes                                                                      (175,000)               -
     Payment of lease obligations                                                                     (688,077)               -
     Proceeds from issuance of common stock, net                                                       322,000                -
     (Increase) decrease in restricted cash                                                            (10,022)             20,333
                                                                                                --------------      --------------
          NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    162,901            (312,747)
                                                                                                --------------      --------------
Net change in cash and cash equivalents                                                                (22,290)            (67,069)
Cash and cash equivalents at beginning of period                                                        39,070             170,543
                                                                                                --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                  $       16,780      $      103,474
                                                                                                ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest paid                                                                           $      154,047      $       52,120
        Income taxes paid                                                                                 -                  1,618
     Non-cash transactions:
        During the six month period ended June 30, 2000, the Company issued
         690,000 shares of common stock valued at $313,500 for services rendered
         (see Note 7) and also as part of the purchase price of Modular (see
         Note 2).
        Capital lease obligations in the amount of $1,598,000 were incurred when the Company entered into leases for power generation equipment during the six month period ended June 30, 2000.

        See also note 5 for non-cash exchange of United Kingdom operations.

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the six and three month periods ended June 30, 2000.

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

The results of operations for the six and three month periods, ended June 30, 2000 are not necessarily indicative of the results to be expected for a full year.

NOTE 2 - SIGNIFICANT BUSINESS CHANGES:

On March 9, 2000, the Company completed the acquisition of Modular Power Systems LLC ("Modular"). Modular owns three diesel-fired peaking facilities under construction in Alma, Chelsea and Coldwater, Michigan. Modular facilities contain diesel-fueled generating equipment and related power equipment. The power generated at each of the facilities will be sold to Consumers Power Company ("Consumers") pursuant to mid-term power purchase agreements commencing June 2000. The purchase price of the acquisition was $1.8 million and 450,000 shares of common stock of the Company along with the assumption of debt of approximately $4.5 million. The common stock was valued at $0.55 per share, which was the approximate market value at the date of the acquisition. The former owners also hold a note receivable with a principal balance of $350,000. The note bears interest at 5% per annum and matures March 1, 2001. Under the terms of the agreement, the former owners will continue to work with the Company to secure additional power facilities for a minimum of two years. This acquisition was recorded under the purchase method of accounting. Since Modular was an entity with generation facilities under development, proforma information for the consolidated statement of operations is not available.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 - SIGNIFICANT BUSINESS CHANGES (CONTINUED):

As part of the acquisition, the Company assumed two capital leases for equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets.

Minimum annual future lease payments under capital leases as of June 30, 2000 and for each of the next five years and in the aggregate are:

                 Year Ended June 30,                    Amount
                 -------------------                    ------
                        2001                          $1,453,869
                        2002                           1,158,597
                        2003                           1,875,885
                        2004                             630,282
                        2005                           1,066,683
                                                      ----------

                 Total minimum lease payments          6,185,316
                 Amount representing interest          1,318,315

                 Present value of minimum lease
                   payments                           $4,867,001
                                                      ==========

The interest rates on the Company's capital leases at June 30, 2000 range from 8% to 10.75%.

NOTE 3 - PLANT, PROPERTY AND EQUIPMENT:

Property, plant and equipment consists of the following as of June 30, 2000 (000's omitted):

                                                                    Useful Life
                                                                      (Years)
                                                                      -------
      Power generation facilities and equipment:
         Hydroelectric                                   $  4,341        40
         Modular generation facilities                      4,523        20
      Modular generation facilities under development       4,798         *
                                                         --------
         Total                                             13,662
      Less accumulated depreciation and amortization        2,193
                                                         --------
                                                         $ 11,469
                                                         ========

*When put into service these facilities will be depreciated over an estimated useful life of 20 years.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 4 - NOTE PAYABLE-BANK:

During the period ended March 31, 2000, the Company had an unsecured working capital line of credit with a Bank which matured on May 31, 2000. Maximum borrowings under this line were $375,000 and the interest rate was 9% per annum. The note payable was fully repaid in early May 2000.

NOTE 5 - DUE TO RELATED PARTIES:

Amounts due to related parties consists of the following at June 30, 2000 (000's omitted):

          (a) Convertible Subordinated Notes                     $   -
          (b) Synex International                                 1,000
          (c) Strategic Electric Power Fund, LLC                    664
          (d) Robert Evans/Tom Waters (see Note 2)                  350
                                                                 ------
                     Total                                        2,014
                     Less current portion                         1,014
                                                                 ------
          Long-term portion                                      $1,000
                                                                 ======

        CONVERTIBLE SUBORDINATED NOTES (A)

        The Company defaulted on its 8% Convertible Subordinated Notes in July 1997. The default resulted in a significant restructuring of the indebtedness and the Company agreed to amortize an additional $850,000 under a three year note beginning in January 1998 and continuing through December 2000. The monthly payment is $26,636 including principal and interest. The interest rate on the notes is fixed at 8% per annum. The notes are collateralized by a second mortgage position on Wolverine, a Subsidiary. The balance of the indebtedness at the restructure date of approximately $1,346,000 was eliminated as debt and converted by the holders of the Notes into New World common stock at a conversion price of $1.50 per share when the market price of the Company's common shares trading in the pink sheets was approximately $0.25 per share. Accordingly, the Company issued approximately 897,400 shares of common stock to the holders of the Notes. In June 2000, the Company entered into a Definitive Agreement with its Convertible Subordinated Noteholders. The Definitive Agreement provided for the Company to exchange its United Kingdom operations for cash and all of the outstanding Convertible Subordinated Notes ($510,381 at the date of exchange) and accrued interest thereon ($51,995 at the date of exchange). The Company recorded an approximate $2,000 gain on the exchange.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 5 - DUE TO RELATED PARTIES (CONTINUED):

        SYNEX (B)

        In July 1998, the Company obtained a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex (TSE:SXI). Synex agreed to provide up to $1,000,000 to the Company in the form of a convertible debenture, which matures on June 30, 2001. The convertible debenture requires interest only payments monthly until maturity. The convertible debenture provides for the conversion into the Company's common stock at $1.00 per share and its interest rate is 10.3% per annum. In addition, the investment provided Synex with warrants to purchase up to 500,000 shares of the Company's Common Stock at $1.25 per share, that expired on June 30, 2000. Vesting in the warrants only occurs after the entire $1.0 million has been funded by Synex. The convertible debenture is secured by a first mortgage position on Wolverine. The investment also provides for a strategic alliance with Synex and a Participation Agreement for a minimum term of 18 months, which would enable the Company to procure resources for project assessment at rates detailed in the agreement. As part of the agreement, Synex purchased 100,000 shares of common stock from the Company for $25,000 and, accordingly, their debt is classified as Due to Related Parties.

        STRATEGIC ELECTRIC POWER FUND, LLC (C)

        In connection with the acquisition of Modular in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC ("Strategic"). The Strategic Bridge Note, which matures on December 31, 2000, bears interest at 8% per annum and is payable in cash or in stock. Interest payments are due semi-annually in arrears on June 30 and December 31. The notes are convertible into shares of common stock of the Company at the option of the noteholders. The conversion price of the notes shall be at $.68 per share. The Company repaid $35,780 of the note as of June 30, 2000.

NOTE 6 - DEFERRED REVENUE:

In March and May of 2000, the Company received two payments from Consumers (see
Note 2) in accordance with the provisions of the Call Option Agreement between the parties. The payment represents revenues to the Company for having installed capacity available from June 1 to September 30, 2000. Accordingly, the Company recorded the payment as deferred revenue and will recognize it as energy revenues in the periods earned. The Company recognized $322,850 in revenues under the call options for the period ended June 30, 2000 and expects to recognize the remainder of the revenues in the third quarter.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY TRANSACTIONS:

In January 2000, the Company issued 120,000 shares of common stock valued at $30,000 to the Company's directors for services rendered. Also in January 2000, the Company issued 120,000 of common stock valued at $36,000 to the terminated CEO as part of his severance package. In March the Company issued 450,000 shares of common stock valued at $247,500 as part of the purchase price of MPS (see
Note 2).

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

(B)    OFFICE LEASE

       Effective February 15, 2000, the Company entered into a lease agreement for office space located in Aston, PA. The lease currently expires on August 14, 2000 with monthly payments of $800.

NOTE 9 - SUBSEQUENT EVENT:

       EQUIPMENT PURCHASE/FINANCING

       The Company, through its Modular subsidiary, entered into a purchase agreement to acquire five units of power generation equipment and related switchgear from a Caterpillar dealer at a cost of $1,598,000. The Company took delivery of the units during May 2000 and obtained financing through Caterpillar Financial Services Corporation in July 2000. Accordingly, the Company reclassified the accounts payable at June 30, 2000 as a capital lease and included the lease in the capital lease information included in
       Note 2.

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

The Company currently owns and operates two subsidiaries, Michigan based Wolverine Power Corporation ("Wolverine") and Modular Power Systems LLC ("Modular"). Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.50 megawatt hydroelectric plant near Bay City, Michigan; Modular owns 43 megawatts of mobile, trailer mounted and containerized diesel-fired electric generating facilities at three sites in Coldwater, Chelsea and Alma, Michigan. In June 2000, the Company exchanged the ownership of The New World Power Company Limited located in the United Kingdom for certain outstanding convertible notes. The New World Power Limited owned a 3-megawatt wind farm in England, known as Caton Moor..

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

REVENUES

Revenues increased to $993,191 for the six months ended June 30, 2000 from $773,815 for the six months ended June 30, 1999. Revenues increased to $579,060 for the three months ended June 30, 2000 from $316,146 for the three months ended June 30, 1999. Such increases in revenues were due primarily to the increase in the revenues generated as a result of the Modular Power Systems acquisition.

SEASONALITY OF PROJECT REVENUES

Hydroelectric generating revenues are seasonal. The spring in North America is the time of maximum hydroelectric output, while fall and winter also experience reasonable flows; the summer months are dry and generally unproductive. Hydroelectric power production can also vary from year to year based on changes in meteorological conditions. The Modular Power Systems project revenues are primarily generated during the months from June to September in accordance with its agreements.

COST OF OPERATIONS

The costs of operations increased for the six months ended June 30, 2000 to $335,553 as compared to $312,784 during the six months ended June 30, 1999, primarily as a result of the increased costs associated with the Modular acquisition. The costs of operations decreased for the three months ended June 30, 2000 to $123,770 as compared to $161,481 during the three months ended June 30, 1999, primarily as a result of the Company's downsizing efforts in the UK. Wolverine's cost of operations remained constant between the years.

PROJECT DEVELOPMENT EXPENSE

No project development expenses were incurred during the six months period ended June 30, 2000 or the three month period ended June 30, 2000 since the Company ended its development efforts, in line with the Company's strategy of eliminating development risk. Expenses incurred for the six month period ended June 30, 1999 was $30,680 and for the three month period ended June 30, 1999 was $9,145.

SELLING, GENERAL AND ADMINISTRATIVE

These expenses were reduced during the six months ended June 30, 2000 to $357,142, as compared to $397,678 during the six months ended June 30, 1999. The decrease was primarily a result of a decrease in personnel at the corporate level. These expenses increased for the three months ended June 30, 2000 to $190,554, as compared to $154,362 during the three months ended June 30, 1999. Included in expenses for the three months ended June 30, 2000 were certain costs associated with the annual shareholders meeting and additional legal and professional fees pertaining to the proxy and annual report filings as well as the preparation of a registration statement.

OTHER INCOME AND EXPENSES

During the six months ended June 30, 2000, the Company recorded other expense-net of $132,692, as compared to other income-net of $48,837 for the six months ended June 30, 1999. During the three months ended June 30, 2000, the Company recorded other expense-net of $99,427, as compared to other income-net of $51,029 during the three months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 increased to $184,990 from $66,120 for the six months ended June 30, 1999. Interest expense for the three months ended June 30, 2000 increased to $147,101 from $34,368 for the three months ended June 30, 1999, in line with the incurring of additional debt for the acquisition of MPS. The other income for the six and three month periods ended June 30, 1999 was primarily a result of asset sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow provided by operations was $1,586,198 for the six month period ended June 30, 2000 and $402,338 was provided by operations for the six month period ended June 30, 1999.

The Company held Convertible Subordinated Notes outstanding totalling $510,381. The Notes would have matured July 31, 2000, bore interest at 8.00% and were convertible into shares of the Company's common stock at a price of $8.75 per share. The Notes were in default at March 31, 2000. In June 2000, the Company entered into a Definitive Agreement with the holders of the Notes. The Definitive Agreement provided for the Company to exchange its United Kingdom operations for cash and certain securities including all the outstanding Convertible Subordinated Notes and accrued interest thereon. The accrued interest as of the date of the exchange was $51,995 and the Company recorded an approximate $2,000 gain.

The Company also has a convertible debt instrument which would provide up to $1.0 million to the Company. The convertible debenture matures on June 30, 2001. The convertible debenture requires interest only payments monthly until maturity and is convertible into the Company's common stock at $1.00 per share. The interest rate is 10.3% per annum.

The Company believes that its cash flow from operations will be sufficient to fund foreseeable working capital and capital expenditure requirements. However, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet future cash flow requirements. The Company plans to grow through the acquisition of complementary businesses. A significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance this would be the case.

PART II

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2000, the shareholders elected a new Board of Directors at the Annual Shareholders Meeting. In addition, the shareholders voted to retain the auditing firm of Lazar, Levine and Felix, LLP as auditors for the year ended December 31, 2000.

ITEM 5.  OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

(B)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

         The following document has been filed exclusively with the Securities and Exchange Commission:

         Exhibit No.                             Description
         -----------                             -----------
             27                                  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE NEW WORLD POWER CORPORATION

   August 16, 2000               By: /s/ Frederic A. Mayer
                                     ---------------------
                                     Frederic A. Mayer
                                     President and Principal Accounting Officer