Form 10QSB
period 2000-09-30
NEW WORLD POWER CORPORATION
filed 2000-11-14
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

Commission File Number 0-18260

                         THE NEW WORLD POWER CORPORATION
       (Exact name of small business issuer as specified in its charter)

         Delaware                                     52-1659436
(State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)

                     14 Mount Pleasant Drive Aston, PA 19014
              (Address and Zip Code of Principal Executive Offices)

                                 (484) 840-0944
                            Issuer's Telephone Number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         There were 5,192,813 shares of the registrant's common stock outstanding as of September 30, 2000.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                                                                 PAGE(S)
                                                                                                                 -------

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets at September 30, 2000 (unaudited)
                  and December 31, 1999                                                                               1

               Consolidated Condensed Statements of Operations for the Nine
                 Month Periods Ended September 30, 2000 and 1999 (unaudited)                                          2

               Consolidated Condensed Statements of Operations for the Three
                  Month Periods Ended September 30, 2000 and 1999 (unaudited)                                         3

               Consolidated Condensed Statements of Cash Flows for the Nine
                 Month Periods Ended September 30, 2000 and 1999 (unaudited)                                          4

               Notes to Interim Consolidated Condensed Financial Statements                                           5

Item 2.        Management's Discussion and Analysis                                                                  11

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                     15

Item 2.        Changes in Securities and Use of Proceeds                                                             15

Item 3.        Defaults Upon Senior Securities                                                                       15

Item 4.        Submission of Matters to a Vote of Security Holders                                                   15

Item 5.        Other Information                                                                                     15

Item 6.        Exhibits and Reports on Form 8-K                                                                      15

Signatures                                                                                                           16

Exhibit 11 - Computation of Earnings per Common Share

Exhibit 27 - Financial Data Schedule



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                       SEPTEMBER 30,         December 31,
                                                                            2000                 1999
                                                                       --------------       --------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                         $       41,072       $       39,070
     Cash restricted in use                                                    37,180                7,973
     Accounts receivable                                                       41,618              157,882
     Other current assets                                                      55,790               13,201
                                                                       --------------       --------------
TOTAL CURRENT ASSETS                                                          175,660              218,126
                                                                       --------------       --------------

Property, plant and equipment, net                                         12,354,349            2,809,283
Goodwill, net of accumulated amortization                                     490,201              342,453
Deferred project costs                                                        196,643              183,958
                                                                       --------------       --------------
                                                                           13,041,193            3,335,694
                                                                       --------------       --------------
TOTAL ASSETS                                                           $   13,216,853       $    3,553,820
                                                                       ==============       ==============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                          $    1,115,740       $      452,157
     Due to related parties                                                 2,014,280              510,381
     Income taxes payable                                                     110,000              -
     Current portion of lease obligations                                   1,031,567              -
     Current portion of long-term debt                                        252,272               82,837
                                                                       --------------       --------------
TOTAL CURRENT LIABILITIES                                                   4,523,859            1,045,375
                                                                       --------------       --------------
Long-term portion of due to related parties                                         -              950,000
Long-term portion of debt                                                     869,748               82,837
Long-term portion of lease obligations                                      4,421,070              -
Other non-current liabilities                                                 100,000              100,000
                                                                       --------------       --------------
                                                                            5,390,818            1,132,837
                                                                       --------------       --------------
TOTAL LIABILITIES                                                           9,914,677            2,178,212
                                                                       --------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value;  authorized  40,000,000  shares;
      5,192,813 and 3,797,912 shares issued and outstanding                    51,928               37,979
     Additional paid-in capital                                            83,951,502           83,210,751
     Currency translation adjustments                                               -              (88,401)
     Accumulated deficit                                                  (80,701,254)         (81,784,721)
                                                                       --------------       --------------
TOTAL STOCKHOLDERS' EQUITY                                                  3,302,176            1,375,608
                                                                       --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   13,216,853       $    3,553,820
                                                                       ==============       ==============

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                    2000               1999
                                                                -------------      -------------
OPERATING REVENUE                                               $   3,303,812      $   1,013,809

COST OF OPERATIONS                                                  1,139,893            494,452
                                                                -------------      -------------

GROSS PROFIT                                                        2,163,919            519,357
     Project development expenses                                       4,401             43,353
     Selling, general and administrative expenses                     635,778            532,749
                                                                -------------      -------------
OPERATING INCOME                                                    1,523,740            (56,745)
                                                                -------------      --------------
OTHER INCOME (EXPENSE):
     Interest expense                                                (422,342)           (98,977)
     Interest income                                                        -              1,745
     Other                                                             92,069            388,387
                                                                -------------      -------------

TOTAL OTHER INCOME (EXPENSE)                                         (330,273)           291,155
                                                                -------------      -------------

INCOME BEFORE TAXES                                                 1,193,467            234,410
     Provision for income taxes                                       110,000              3,004
                                                                -------------      -------------

NET INCOME                                                      $   1,083,467      $     231,406
                                                                =============      =============
BASIC AND DILUTED EARNINGS PER SHARE:
     Net earnings from continuing operations available to
       common stockholders  -  Basic                            $        0.22      $        0.06
                                                                =============      =============
                            - Diluted                           $        0.22      $        0.06
                                                                =============      =============

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                    2000               1999
                                                                -------------      -------------
OPERATING REVENUE                                               $   2,310,621      $     239,994

COST OF OPERATIONS                                                    804,340            181,668
                                                                -------------      -------------

GROSS PROFIT                                                        1,506,281             58,326
     Project development expenses                                       4,401             12,673
     Selling, general and administrative expenses                     278,636            135,071
                                                                -------------      -------------

OPERATING INCOME (LOSS)                                             1,223,244            (89,418)
                                                                -------------      --------------

OTHER INCOME (EXPENSE):
     Interest expense                                                (237,352)           (32,857)
     Interest income                                                        -                127
     Other                                                             39,771            275,048
                                                                -------------      -------------

TOTAL OTHER INCOME (EXPENSE)                                         (197,581)           242,318
                                                                -------------      -------------

INCOME BEFORE TAXES                                                 1,025,663            152,900

     Provision for income taxes                                       100,000                503
                                                                -------------      -------------

NET INCOME                                                      $     925,663      $     152,397
                                                                =============      =============

BASIC AND DILUTED EARNINGS PER SHARE:
     Net earnings from continuing operations available to
       common stockholders  -  Basic                            $        0.18      $        0.04
                                                                =============      =============

                            - Diluted                           $        0.18      $        0.04
                                                                =============      =============

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                     2000               1999
                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                 $    1,083,467      $      231,406
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                  280,693             202,213
        Amortization of goodwill                                                         9,465               7,500
        Other, net                                                                      88,401             (91,235)
        Amortization of deferred costs                                                  12,685             (17,613)
        Change in assets and liabilities, net of effect of
         acquisitions/disposals:
           Decrease in accounts receivable                                             116,264             239,056
           (Increase) in other current assets                                          (42,589)             (9,017)
           Increase (decrease) in accounts payable and accrued liabilities             663,583            (496,447)
           Increase in income taxes payable                                            110,000              -
                                                                                --------------      --------------
          NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                            2,321,969              65,863
                                                                                --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of Modular Power Systems, net                                        (541,729)             -
     Capital expenditures                                                           (2,467,800)           (320,243)
     Deferred project costs and other                                                   -                  129,643
                                                                                --------------      --------------
          NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                             (3,009,529)           (190,600)
                                                                                ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in due to related parties                                                714,000             156,588
     Proceeds (payment) of long-term debt, net                                         956,346            (271,058)
     Payment of short term notes                                                      (375,000)             -
     Payment of lease obligations                                                   (1,017,777)             -
     Proceeds from issuance of common stock, net                                       441,200              -
     (Increase) decrease in restricted cash                                            (29,207)            150,616
                                                                                ---------------     --------------
          NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                              689,562              36,146
                                                                                --------------      --------------
Net change in cash and cash equivalents                                                  2,002             (88,591)
Cash and cash equivalents at beginning of period                                        39,070             170,543
                                                                                --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $       41,072      $       81,952
                                                                                ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest paid                                                           $      351,314      $       98,977
        Income taxes paid                                                                 -                  1,745

     Non-cash transactions:
        During the nine month period ended September 30, 2000, the Company issued 690,000 shares of common stock valued at $313,500 for services rendered (see Note 8) and also as part of the purchase price of Modular
         (see Note 2).

        Capital lease obligations in the amount of $2,998,000 were incurred when the Company entered into leases for power generation equipment during the nine month period ended September 30, 2000.

        See also note 4 for non-cash exchange of United Kingdom operations.

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the nine and three month periods ended September 30, 2000.

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

The results of operations for the nine and three month periods, ended September 30, 2000 are not necessarily indicative of the results to be expected for a full year.

NOTE 2 - SIGNIFICANT BUSINESS CHANGES:

On March 9, 2000, the Company completed the acquisition of Modular Power Systems LLC ("Modular"). Modular owns three diesel-fired peaking facilities in Alma, Chelsea and Coldwater, Michigan. Modular facilities contain diesel-fueled generating equipment and related power equipment. The power generated at each of the facilities will be sold to Consumers Power Company ("Consumers") pursuant to mid-term power purchase agreements which commenced in June 2000. The purchase price of the acquisition was $1.8 million and 450,000 shares of common stock of the Company along with the assumption of debt of approximately $4.5 million. The common stock was valued at $0.55 per share, which was the approximate market value at the date of the acquisition. The former owners also hold a note receivable with a principal balance of $350,000. The note bears interest at 5% per annum and matures March 1, 2001. Under the terms of the agreement, the former owners will continue to work with the Company to secure additional power facilities for a minimum of two years. This acquisition was recorded under the purchase method of accounting and the excess of the purchase price over the fair value of the assets acquired in the amount of $157,213 was recorded as goodwill which is being amortized over twenty years. Since Modular was an entity with generation facilities under development, proforma information for the consolidated statement of operations is not available.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 2 - SIGNIFICANT BUSINESS CHANGES (CONTINUED):

As part of the acquisition, the Company assumed two capital leases for equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets.

Minimum annual future lease payments under capital leases as of September 30, 2000 and for each of the next five years and in the aggregate are:

          Year Ended September 30,                         Amount
          ------------------------                         ------
                   2001                                  $1,442,902
                   2002                                   1,442,902
                   2003                                   2,160,190
                   2004                                     914,587
                   2005                                   1,087,693
                                                         ----------
          Total minimum lease payments                    7,048,274
          Amount representing interest                    1,595,637
                                                         ----------
          Present value of minimum lease
            payments                                     $5,452,637
                                                         ==========

The interest rates on the Company's capital leases at September 30, 2000 range from 8% to 10.75%.

NOTE 3 - PLANT, PROPERTY AND EQUIPMENT:

Property, plant and equipment consists of the following as of September 30, 2000 (000's omitted):

                                                                     Useful Life
                                                                       (Years)
                                                                     -----------
    Power generation facilities and equipment:
       Hydroelectric                                    $  4,413         40
       Modular                                            10,301         20
                                                         -------
       Total                                              14,714
    Less accumulated depreciation and amortization         2,360
                                                         -------
                                                         $12,354
                                                         =======

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 4 - DUE TO RELATED PARTIES:

Amounts due to related parties consists of the following at September 30, 2000 (000's omitted):

       (a) Convertible Subordinated Notes                      $   -
       (b) Synex International                                      1,000
       (c) Strategic Electric Power Fund, LLC                         664
       (d) Robert Evans/Tom Waters (see Note 2)                       350
                                                               ----------
                   Total                                            2,014
                   Less current portion                             2,014

       Long-term portion                                       $   -
                                                               ==========


(A)     CONVERTIBLE SUBORDINATED NOTES

        The Company defaulted on its 8% Convertible Subordinated Notes in July 1997. The default resulted in a significant restructuring of the indebtedness and the Company agreed to amortize an additional $850,000 under a three year note beginning in January 1998 and continuing through December 2000. The monthly payment was $26,636 including principal and interest. The interest rate on the notes is fixed at 8% per annum. The notes are collateralized by a second mortgage position on Wolverine Power Corporation, a subsidiary. The balance of the indebtedness at the restructure date of approximately $1,346,000 was eliminated as debt and converted by the holders of the Notes into New World common stock at a conversion price of $1.50 per share when the market price of the Company's common shares trading in the pink sheets was approximately $0.25 per share. Accordingly, the Company issued approximately 897,400 shares of common stock to the holders of the Notes. In June 2000, the Company entered into a Definitive Agreement with its Convertible Subordinated Noteholders. The Definitive Agreement provided for the Company to exchange its United Kingdom operations for cash and all of the outstanding Convertible Subordinated Notes ($510,381 at the date of exchange) and accrued interest thereon ($51,995 at the date of exchange). The Company recorded an approximate $2,000 gain on the exchange.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 5 - DUE TO RELATED PARTIES (CONTINUED):

(B)     SYNEX

        In July 1998, the Company obtained a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex International (TSE:SXI). Synex agreed to provide up to $1,000,000 to the Company in the form of a convertible debenture, which matures on June 30, 2001. The convertible debenture requires interest only payments monthly until maturity. The convertible debenture provides for the conversion into the Company's common stock at $1.00 per share and its interest rate is 10.3% per annum. The convertible debenture is secured by a first mortgage position on Wolverine. The investment also provides for a strategic alliance with Synex and a Participation Agreement for a minimum term of 18 months, which would enable the Company to procure resources for project assessment at rates detailed in the agreement. As part of the agreement, Synex purchased 100,000 shares of common stock from the Company for $25,000 and, accordingly, their debt is classified as Due to Related Parties.

(C)     STRATEGIC ELECTRIC POWER FUND, LLC

        In connection with the acquisition of Modular in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC ("Strategic"). The Strategic Bridge Note, which matures on December 31, 2000, bears interest at 8% per annum and is payable in cash or in stock. Interest payments are due semi-annually in arrears on June 30 and December 31. The notes are convertible into shares of common stock of the Company at the option of the noteholders. The conversion price of the notes is at $.68 per share. The Company repaid $35,780 of the note as of June 30, 2000.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of the following at September 30, 2000 (000's omitted):

         (a)  Mortgage payable                                $  122
         (b)  Note payable                                     1,000
                                                              ------
                                                               1,122

                  Less: Current portion                          252
                                                              ------
         Long-term portion                                    $  870
                                                              ======

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 6 - LONG-TERM DEBT (CONTINUED):

    (A)  MORTGAGE PAYABLE

         In January 1999, the Company executed a mortgage note in the principal amount of $275,000 with interest payable at 7.5%, secured by a third position on Wolverine. Payments under that mortgage note are to be made in six equal installments due on June 30 and December 31 of each year, in the amount of $52,000.

    (B)  NOTE PAYABLE

         In August 2000, the Company executed a note in the principal amount of $1,000,000 with interest payable at 8%, secured by two pieces of equipment at one of the Modular Power Systems facilities. Payments under the note are to be made in five annual installments of $243,317, due on June 1 of each year.

         The aggregate scheduled maturities of long-term debt as of September 30, 2000 for each of the next five years are as follows (000's omitted):

                            Year              Amount
                            ----              ------
                            2001              $   252
                            2002                  222
                            2003                  198
                            2004                  215
                            2005                  233

NOTE 7 - DEFERRED REVENUE:

In March and May of 2000, the Company received two payments from Consumers (see
Note 2) in accordance with the provisions of the Power Purchase Agreement between the parties. The payment represents revenues to the Company for having installed capacity available from June 1 to September 30, 2000. Accordingly, the Company recorded the payment as deferred revenue and will recognize it as energy revenues in the periods earned. The Company recognized $322,850 in revenues under the call options for the period ended June 30, 2000 and recognized the remainder of the revenues in the third quarter.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY TRANSACTIONS:

In January 2000, the Company issued 120,000 shares of common stock valued at $30,000 to the Company's directors for services rendered. Also in January 2000, the Company issued 120,000 of common stock valued at $36,000 to its former CEO as part of his severance package. In March the Company issued 450,000 shares of common stock valued at $247,500 as part of the purchase price of MPS (see Note
2). In February 2000, the Company issued 636,364 shares of common stock and received $322,000 of cash net of $28,000 of expenses. In September 2000, the Company received $119,200 in exchange for the issuance of 68,537 new shares.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

       EMPLOYMENT AGREEMENT

       Effective March 1, 2000, the Company entered into an employment agreement with Frederic A. Mayer, its new President. Mr. Mayer's employment agreement is for three years with an automatic renewal for three additional years unless terminated by mutual consent. Under the agreement, Mr. Mayer shall receive $132,000 in salary per annum with annual increases of $12,000 per annum, 120,000 stock options exercisable at $0.65 (vesting over three years) and an annual bonus at the discretion of the Board of Directors. If the employment agreement is terminated without cause, Mr. Mayer shall receive a termination payment equal to one year's salary at the rate per annum at the termination date.

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

The Company currently owns and operates two subsidiaries, Michigan based Wolverine Power Corporation ("Wolverine") and Modular Power Systems LLC ("Modular"). Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.50 megawatt hydroelectric plant near Edenville, Michigan; Modular owns 43 megawatts of mobile, trailer mounted and containerized diesel-fired electric generating facilities at three sites in Coldwater, Chelsea and Alma, Michigan. In June 2000, the Company exchanged the ownership of The New World Power Company Limited located in the United Kingdom for certain outstanding convertible notes. The New World Power Limited owned a 3-megawatt wind farm in England, known as Caton Moor.

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

SHORT TERM STRATEGY

Over the next 12 months New World intends to apply its available resources to maintain positive earnings from its operating projects, while further attempting to consummate targeted acquisitions in its core markets. The Company also intends to develop additional electric generation facilities in North America.

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

REVENUES

Revenues increased to $3,303,812 for the nine months ended September 30, 2000 from $1,013,809 for the nine months ended September 30, 1999. Revenues increased to $2,310,621 for the three months ended September 30, 2000 from $239,994 for the three months ended September 30, 1999. Such increases in revenues were due primarily to the increase in the revenues generated as a result of the Modular Power Systems acquisition and the revenue recognition from the Power Purchase Agreement (see Note 2). Revenues from Wolverine remained relatively constant.

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

COST OF OPERATIONS

The costs of operations increased for the nine months ended September 30, 2000 to $1,139,893 as compared to $494,452 during the nine months ended September 30, 1999, primarily as a result of the increased costs of running the operations from the Modular acquisition. The costs of operations increased for the three months ended September 30, 2000 to $804,340 as compared to $181,668 during the three months ended September 30, 1999, primarily from the operations of Modular. Wolverine's cost of operations remained constant between the years.

PROJECT DEVELOPMENT EXPENSE

Project development expenses incurred during the nine months period ended September 30, 2000 were $4,401 as compared to $43,353 for the nine months ended September 30, 1999. For the three month period ended September 30, 2000, project development expenses were $4,401 as compared to $12,673 for the three month period ended September 30, 1999. The Company has curtailed its development efforts, in line with the Company's strategy of eliminating development risk. The expenses incurred were a result of the Company's efforts to procure additional contracts.

SELLING, GENERAL AND ADMINISTRATIVE

These expenses increased during the nine months ended September 30, 2000 to $635,778, as compared to $532,749 during the nine months ended September 30, 1999. The increase was primarily a result of an increase in professional fees at the corporate level and the addition of one consultant at Wolverine. These expenses increased for the three months ended September 30, 2000 to $278,636, as compared to $135,071 during the three months ended September 30, 1999. Included in expenses for the nine months ended September 30, 2000 were certain costs associated with the annual shareholders meeting and additional legal and professional fees pertaining to the proxy and annual report filings as well as the preparation of a registration statement.

OTHER INCOME AND EXPENSES

During the nine months ended September 30, 2000, the Company recorded other expense-net of $330,273, as compared to other income-net of $291,155 for the nine months ended September 30, 1999. During the three months ended September 30, 2000, the Company recorded other expense-net of $197,581, as compared to other income-net of $242,318 during the three months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 increased to $422,342 from $98,977 for the nine months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 increased to $237,352 from $32,857 for the three months ended September 30, 1999, in line with the incurring of additional debt and capital leases for the acquisition of Modular. The other income for the nine and three month periods ended September 30, 2000 was from a litigation settlement and commissions earned while the other income for the nine and three month periods ended September 30, 1999 was primarily a result of asset sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow provided by operations was $2,321,969 for the nine month period ended September 30, 2000 and $65,863 was provided by operations for the nine month period ended September 30, 1999.

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

The Company believes that its cash flow from operations will be sufficient to fund foreseeable working capital and capital expenditure requirements. However, any adverse affect on the Company's lending relationships could negatively affect the Company's ability to meet future cash flow requirements. The Company is currently seeking to re-finance its existing indebtedness (all amounts including due to related parties, the capital leases and the long-term debt) to provide additional cash flows on which to build the Company. The Company plans to grow through the acquisition of complementary businesses or through the deployment of fund for additional power generation facilities. A significant acquisition or deployment of fund for additional facilities may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance this would be the case.

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

ITEM 5.  OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

(B)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

         The following document has been filed exclusively with the Securities and Exchange Commission:

       Exhibit No.                         Description
       -----------                         -----------
          11                               Computation of Per Share Earnings

          27                               Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE NEW WORLD POWER CORPORATION

       November 9, 2000         By: /s/ Frederic A. Mayer
                                    ---------------------
                                    Frederic A. Mayer
                                    President and Principal Accounting Officer