Form 10KSB
period 2000-12-31
NEW WORLD POWER CORPORATION
filed 2001-04-17
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number 0-18260

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

For the fiscal year ended December 31, 2000

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

               14 Mount Pleasant Drive, Aston, Pennsylvania 19014
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (484)840-0944

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2000 was $2,864,241 based on the closing price of $0.9375 per share. The number of shares outstanding of the registrant's Common Stock as of December 31, 2000 was 5,332,813.

DOCUMENTS INCORPORATED BY REFERENCE:

                                Table of Contents

     PART I                                                                 Page

              Item 1.   Business                                              1

              Item 2.   Properties                                            8

              Item 3.   Legal Proceedings                                     9

              Item 4.   Submission of Matters to a Vote of Security Holders   9

     PART II

              Item 5.   Market for Registrant's Common Equity
                        and Related Stockholder Matters

              Item 6.   Management's Discussion and Analysis
                        of  Results of Operations                            10

              Item 7.   Financial Statements                                 12

              Item 8.   Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure               12

     PART III

              Item 9.   Directors and Executive Officers of the Registrant   13

              Item 10.  Executive Compensation                               18

              Item 11.  Security Ownership of Certain
                        Beneficial Owners and Management                     21

              Item 12.  Certain Relationships and Related Transactions       23

     PART IV

              Item 13.  Exhibits and Reports on Form 8-K                     25

     Index to Consolidated Financial Statements                             F-1

     Signatures                                                             S-1

                                     PART 1

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

ITEM 1. BUSINESS

I. INTRODUCTION

       The New World Power Corporation ("New World" or the "Company") is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical capacity and energy to utilities under long-term and mid-term contracts.

       The Company is organized as a holding company. Each electric power generating facility or discreet group of facilities is owned by a separate corporate entity. Executive management, legal, accounting, financial and administrative matters are provided at the holding company level. Operations are conducted at the subsidiary level.

       The Company currently operates two wholly owned subsidiaries, Wolverine Power Corporation ("Wolverine") and Modular Power Systems, L.L.C. ("Modular"). Wolverine is a 10.5 megawatt ("MW") hydroelectric plant near Bay City, Michigan; Modular owns 43 MW of mobile, trailer mounted and containerised diesel-fired electric generating facilities at three sites in Alma, Chelsea, and Coldwater, Michigan. In June 2000, the Company exchanged the ownership of The New World Power Company Limited located in the United Kingdom for certain outstanding convertible notes. The New World Power Company Limited owned a 3 MW wind farm in England, known as Caton Moor.

II. HISTORY

       The Company was incorporated in Delaware in 1989. Following an initial public offering of its securities in 1992, the Company focused on renewable energy, including wind farms and hydroelectric plants, with power output sold to major utility companies under long- term contracts. From 1996 through 1998 following a change in its business plan, the Company sold a majority of its assets and also repaid a majority of its liabilities, including over $20 million in non-project related debt and over $8 million in project related debt. The Company's securities were delisted from NASDAQ National Market due to non-compliance with the minimum $1.00 bid requirement for continue listing; however, the Company's stock remains publicly traded on the "OTC" Bulletin Board.

RECENTLY COMPLETED NONE-CORE ASSET SALES

                                             Approximate   Power
  Name           Location              Type   Capacity   Purchaser  Year of sale

  Caton Moor     United Kingdom        Wind    3.00 MW    NORWEB        2000
  Makani Uwila   Oahu, Hawaii          Wind   10.30 MW     HECO         1999
  Altamont       Altamont Pass,        Wind   20.00 MW     PG&E         1999
                   Calif

III.  CURRENT STATUS

INDEPENDENT POWER PROJECTS IN OPERATION

       The Company currently owns two subsidiaries that each own and operate electric power generating facilities. Each facility is located on a site that is owned or leased on a long-term basis by a project company subsidiary. The facilities produce electricity that is sold to utilities under medium-term and long-term power purchase agreements ("PPA"s).

                                             Approximate   Power
  Name           Location              Type   Capacity   Purchaser     Status

  Modular        Various sites,        Diesel 43.05 MW   Consumers   Operating
                   Michigan
  Wolverine      Midland, Michigan     Hydro  10.50 MW   Consumers   Operating

MODULAR

         Modular Diesel Facilities. Modular owns three generating facilities in Alma, Chelsea and Coldwater, Michigan.

         The Alma facility is a 19.65 MW facility, housed in a permanent, 6,000 square foot Butler-type building in the Alma North Industrial Park. The Alma generating equipment consists of five Caterpillar 3516B diesel engine generator sets, two combustion turbines and related switchgear.

         The Chelsea facility is a 3.4 MW facility consisting of 3 trailer mounted Caterpillar 3512 diesel generator sets and related switchgear. The trailer mounted generating equipment at Chelsea can be mobilized in one day.

         The Coldwater facility is a 20 MW facility consisting of nine trailer-mounted and/or containerized Caterpillar 3516's, one Cummins generator set and related switchgear.

         Capacity and energy from the Alma, Chelsea and Coldwater facilities is sold to Consumers Power Company ("Consumers") under 3 similar PPA's that expire in 2005. Under these PPA's, Modular is obligated to be available for the delivery of standby capacity and energy from its facilities from June 1 to September 30 of each year of the PPA (May 1 for the Alma facility). Consumers is obligated to make an approximately $1.1 million capacity payment to Modular with respect to the Alma facility in January of each year and an approximately $1.3 million capacity payment to Modular with respect to the Coldwater and Chelsea facilities in May of each year. In addition, if called to run by Consumers, Consumers is obligated to pay for up to 400 hours of energy from each facility (450 hours at Alma) annually at a rate depicted in the PPA's, which is adjusted for fuel prices. Modular is not obligated to sell more than 400 hours of energy to Consumers from the Coldwater and Chelsea facilities and 450 hours of energy from the Alma facility in each calendar year.

         The Company also expects to generate additional energy revenues with respect to its Alma, Chelsea and Coldwater facilities in the off-season. After October 1, and prior to June 1, the Company expects to seek parties interested in paying to contract any or all of its Modular's power generation equipment/facilities. For the year ended December 31, 2000, the Company generated approximately $500,000 from power generation equipment contracted by another utility other than Consumers.

         On December 14, 2000, the Company signed an agreement with Consumers to provide an additional 46.4 MW of peaking capacity for the period from May 1, 2001 through September 30, 2001. Simultaneous with the signing of the agreement, the Company received approximately $2.8 million, which it appropriately recorded as deferred revenues in the accompanying financial statements. The Company intends to locate the 46.4 MW of peaking capacity in three locations in Michigan.

WOLVERINE

       Wolverine Hydroelectric Facilities. Wolverine owns four hydroelectric facilities on the Tittabawassee River near Edenville, Michigan. The facilities were constructed between 1923 and 1925. One of the facilities was substantially rebuilt in 1945. The others contain original turbine-generators and power plant equipment. The facilities have a combined generating capacity of approximately
10.5 MW. Wolverine's current ten-year moving average hydroelectric production rate for these facilities is approximately 33.0 million kilowatt hours ("kWh") per year.

       The power generated at Wolverine is sold to Consumers pursuant to a PPA that expires in May 2023, but provides for re-negotiation of the energy and capacity prices every ten years. Commencing in 1996, when the Wolverine contract was up for re-negotiation, the Company declined to enter into a new, ten-year price agreement with Consumers, believing that it would be able to negotiate better rates in the future.

       Presently, the implementation of the electric power deregulation process in Michigan is delayed primarily because of a regulatory challenge by the utilities. The prevailing retail consumer rates are eight to nine cents per kWh, while Consumers signed the majority of the important industrial customers to long term, direct supply agreements. The prevailing non-utility generators ("NUG"s) rates are six cents per kWh. Approximately 90 % of NUG capacity in the area serviced by Consumers is owned by the parent of Consumers, following its conversion of a nuclear plant into a fossil fuel plant.

       The Company believes that the current Wolverine rates of approximately three cents per kWh are the lowest among the NUGs in the state. In 1996, at the time of the most recent price renegotiations, Consumers was purchasing power from Hydro Ontario at approximately 2.5 cents per kWh, which adversely affected the outcome of the negotiations for Wolverine. The Company does not intend to renegotiate the rates with Consumers until the full effects of deregulation in Michigan are determined.

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

       Wolverine employees perform the operations, maintenance and management of the plants, while major repairs are contracted out.

CATON MOOR

       Caton Moor Wind Farm. Caton Moor owned and operated a 3 MW wind farm at Caton Moor, Lancashire in northwest England. The project company, commissioned in 1994, along with its UK parent company was exchanged for certain outstanding convertible notes in June 2000 and is no longer owned or operated by the Company.

       The project was developed pursuant to a 1991 renewable non-fossil fuel obligation PPA with NFPA and NORWEB plc, a regional electric utility ("Norweb"). The fixed, premium price period of the contract expired on December 31, 1998. Caton Moor entered into a new, 27 month PPA with NORWEB, following a competitive bid process with utilities and power marketers. The effective rates under this agreement were approximately three pence per kWh, or approximately 4.5 cents.

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

SEASONALITY OF PROJECT REVENUES

       Hydroelectric and diesel peaking plants generating revenues are seasonal. The spring in North America is the time of maximum hydroelectric output, while fall and winter also experience reasonable flows; the summer months are dry and generally unproductive. The season for the diesel peaking plants is typically from May 1 to October 1. Hydroelectric production can also vary from year to year based on changes in meteorological conditions.

REGULATION

       The Company is subject to federal and state energy laws and regulations and federal, state and local environmental laws and regulations in connection with the development and operation of its generating facilities.

DOMESTIC REGULATION

Federal Regulation: Pursuant to authority granted to the FERC under the Public Utility Regulatory Policy Act ("PURPA"), the FERC has promulgated regulations which generally exempt small power production facilities with capacities of less than 30 MW from the provisions of the Federal Power Act ("FPA") (except for licensing requirements applicable to hydroelectric projects and certain other matters), the Public Utility Holding Company Act ("PUHCA"), and state laws respecting rates and financial and organizational regulation of electric utilities. All of the Company's hydroelectric generating facilities are believed to be entitled to the full range of regulatory exemptions available under PURPA. The Wolverine facilities are subject to licensing regulation pursuant to the Federal Power Act.

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

State Regulation: State public utility commissions ("PUCs"), including Michigan, have broad authority to regulate both the price and financial performance of electric utilities. Since a power sales contract will become a part of a utility's cost structure (and therefore is generally reflected in its rates), power sales contracts between an independent power producer ("IPP"), such as the Company, and a regulated utility, some PUC's assert and exercise the right to approve these contracts at the outset.

Local Permits: Local governments in certain jurisdictions require IPP's to apply for and obtain permits before erecting and installing generators. Applications may be considered at a public hearing. The permits generally terminate after a fixed period of time, although the permits are revocable for cause. Permits frequently contain numerous conditions, including safety setback requirements, noise setback requirements, environmental requirements and annual reporting requirements. The Company believes that it has or will be able to obtain and renew all necessary permits subject to any requirements relating to the siting and operation of each sites.

Environmental Regulation: The Company is subject to environmental laws and regulation at the federal, state and local levels in connection with the development, ownership and operation of its electrical generating facilities. The laws and regulations applicable to the Company primarily involve environmental concerns associated with the siting of the generating facilities such as noise and visibility. The Company believes that its existing electric generating facilities are in compliance with environmental laws and regulations applicable to them. If such laws and regulations are altered, however, and the Company's facilities are not exempted therefrom, the Company may be required to incur significant expenses to comply with such laws and regulations. Furthermore, the existence of certain environmental laws and regulations may have an adverse effect on the Company's ability to find suitable sites for new energy generating facilities.

INTERNATIONAL REGULATION

       The Company currently only engages in business in the United States.

COMPETITION

       Revenue derived from the Company's existing electrical generating facilities is sold under PPAs. Therefore, competition with respect to an existing electric generating facility with a PPA in place is generally not a significant business risk in the near term, with the notable exception of future energy prices.

       Competition for acquisitions of operating electric power facilities is significant. This competition may significantly reduce the Company's opportunity to make any incremental acquisitions. There are other companies in the business of owning, operating and acquiring electric power generation facilities that are larger and have greater financial resources than the Company. Furthermore, other large, well-capitalized entities may choose to enter the independent power producing industry, creating the potential for significant additional competition.

EMPLOYEES

       As of December 31, 2000 and 1999, the Company and its subsidiaries employed 5 and 6 people on a full time basis, respectively. New World also contracts with industry consultants from time to time for project evaluation, restructuring and financing services and advice. Modular engages a veteran operations and maintenance company to operate its facilities in compliance with its contracts.

ITEM 2. PROPERTIES

ADMINISTRATIVE

       The Company leases office space for executive and administrative functions at 14 Mount Pleasant Drive, Aston, PA 19014, under a month-to-month lease agreement. Were it required to do so, management believes that it could locate similar space in the vicinity of the present offices at similar rates.

INDEPENDENT POWER PRODUCTION

Modular. Modular owns approximately 6 acres of land at its Alma facility. The Company leases space for its operations at its Coldwater and Chelsea facilities.

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

Makani Uwila Wind Farm. The Makani Uwila Wind Farm was located on approximately 65 acres of leased land on the island of Oahu, Hawaii. Operations at this facility discontinued in 1996 and the project interest was sold in 1999.

Caton Moor Wind Farm. The Caton Moor Wind Farm was located on approximately 100 acres of leased land in Caton Moor, Lancashire, England. This project company was sold in 2000.

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

       After trial, the plaintiff was awarded $967,000 in contractual damages and $1,000,000 in punitive damages on July 24, 1998. The Company entered into a settlement agreement with the plaintiff on January 1, 1999. An agreement was made that upon payment of $375,000 and delivery of a $275,000 note together with 150,000 common shares and 75,000 warrants to purchase shares at $2 each, the Company will obtain full satisfaction of the judgement. The Company has made all the required payments under the settlement agreement, and a principal balance of approximately $122,000 plus accrued interest of approximately $8,000 remained outstanding on the note at December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.
                                       9

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There was no established public trading market for the Company's shares of common stock ("Common Stock") prior to October 23, 1992. After that date, the Common Stock was quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol NWPC. On March 23, 1994, the Common Stock was approved for listing on the NASDAQ National Market System. In November 1996, the Common Stock was approved for listing on the NASDAQ Small Cap Market System. In July 1997 the Common Stock was delisted from the Small Cap Market System and is now trading in the Over-The-Counter ("OTC") Bulletin Board under the symbol NWPC.

       The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                                 *High    *Low

                Quarter ended March 31, 1999                      .20      .06
                Quarter ended June 30, 1999                       .26      .06
                Quarter ended September 30, 1999                  .75      .25
                Quarter ended December 31, 1999                   .70      .18
                Quarter ended March 31, 2000                      .53      .18
                Quarter ended June 30, 2000                       .70      .45
                Quarter ended September 30, 2000                 1.01      .43
                Quarter ended December 31, 2000                  1.19      .63

       *The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 2000 and 1999, there were approximately 300 holders of record of Common Stock.

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

GENERAL

       The results of operations for 2000 compared to 1999 reflect continuity at the operating level of the existing facilities, with most increases occurring as a result of the acquisition of Modular. The effects of the Company's acquisition of Modular and changes in business plans are notable at the gross revenues, selling, general and administrative expense and net income levels.

REVENUES

       Revenues increased to $3.79 million in 2000 from $1.68 million in 1999 due to the revenues generated from the acquisition of Modular under its contracts with Consumers. Revenues at Wolverine remained constant between the years.

COST OF OPERATIONS

       Costs of operations increased in 2000 to $1.2 million, as compared to $0.9 million during the previous year. The increase is primarily due to the increased costs associated with operating and maintaining the facilities obtained in the acquisition of Modular.

PROJECT DEVELOPMENT EXPENSE

       The Company completely curtailed its development efforts during the year 2000 as compared to $27,614 in 1999.

SELLING, GENERAL AND ADMINISTRATIVE

       These expenses were increased during 2000 to $0.84 million as compared to $0.77 million during the previous year. The increase is primarily attributed to professional fees and other costs associated with the Company's filing of a registration statement and the costs associated with managing the operations obtained in the Modular acquisition.

OTHER INCOME AND EXPENSES

       During the year ended December 31, 2000, the Company recorded other expense-net of $(503,468), as compared to other income-net $252,198 during the previous year.

       The 2000 other income is a result of a settlement of litigation for which the company received $25,000 and approximately $50,000 due to the Company for services. The 1999 other income is the result of an elimination of a contingency from a previously recorded asset sale resulting in additional income to the Company of $300,000.

       Interest expenses were $600,700 in 2000 as compared to the previous year's interest expense of $152,151. The Company's overall debt increased from the prior year primarily as a result of equipment financing of the Modular diesel generation equipment as well as debt incurred to finance the acquisition. The Company's effective interest rate on borrowings increased.

ITEM 7. FINANCIAL STATEMENTS

       The Consolidated Financial Statements for the Company begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no changes in or disagreements with our auditors that are required to be reported herein.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

       The following sets forth certain information with respect to the Directors of the Company:

                                 PRINCIPAL OCCUPATION                                   FIRST YEAR
                               FOR THE PAST FIVE YEARS                                   BECAME A
NAME                       AND CURRENT PUBLIC DIRECTORSHIPS                    AGE       DIRECTOR

GERALD R.                DIRECTOR.                                             74       1990
CUMMINS                  Mr. Cummins has been a director since October
                         1990 amd a private investor and independent
                         business consultant for more than five years. He
                         served as chairman of The New York State
                         Thruway Authority. He was the campaign
                         manager for the Honorable Hugh L. Carey, the
                         former Governor of New York. Mr. Cummins
                         received a bachelor's degree from Manhattan
                         College. Mr. Cummins is the chairman of the
                         Compensation Committee.

HERBERT L.               DIRECTOR.                                             54       1993
OAKES, JR.               Mr. Oakes has been a director since 1993. Mr.
                         Oakes has served as Managing Director of
                         Oakes, Fitzwilliams & Co. Limited ("OFCO"), a
                         member of the Securities and Future Authority
                         Limited and the London Stock Exchange, since
                         1988. Mr. Oake is also President of H.L. Oakes
                         & Co., Inc., a corporate advisor and dealer in
                         securities, which he founded in 1982. He also
                         serves on the board of directors of Shared
                         Technologies, Inc. and Harcor Energy, Inc. He
                         was also a Director/Chairman of Independent
                         Energy. Mr. Oakes received a BA in
                         Economics from the University of the South.

                                 PRINCIPAL OCCUPATION                                   FIRST YEAR
                               FOR THE PAST FIVE YEARS                                   BECAME A
NAME                       AND CURRENT PUBLIC DIRECTORSHIPS                    AGE       DIRECTOR

JOHN D. KUHNS            DIRECTOR AND CHAIRMAN OF THE BOARD                    51       1989 -1996
                         Mr. Kuhns was appointed to the Board in 2000.                  2000
                         Mr. Kuhns is President of Kuhns Brothers, Inc.
                         ("KBI"), an investment firm whose affiliates
                         include a licensed broker/dealer and member of the
                         national Association of Securities Dealers, Inc., and
                         a registered investment advisor. Mr. Kuhns is the
                         founder of the Company. From April, 1989 until
                         February 1996 he was its Chairman and Chief
                         executive Officer. Mr. Kuhns received a
                         Bachelor's degree from Georgetown University, a
                         Master of Fine Arts from the University of Chicago
                         and an M.B.A. from The Harvard Business School.
                         Mr. Kuhns is a member of the Audit Committee.

ALAN W. STEPHENS         DIRECTOR.                                             72       1998
                         During the past five years, Mr. Stephen's
                         served as the Chairman of the Board and CEO of
                         Synex International Inc ("SYNEX"), a Toronto
                         stock exchange company that is active in
                         development and operation of electrical power
                         facilities and development and marketing of
                         computer software products. Mr. Stephens
                         received a B Eng. from the University of Western
                         Australia in 1951, completed BA studies at
                         McGill University in 1964 and is a member of the
                         Professional Engineers and Geoscientists of British
                         Columbia.

                                 PRINCIPAL OCCUPATION                                   FIRST YEAR
                               FOR THE PAST FIVE YEARS                                   BECAME A
NAME                       AND CURRENT PUBLIC DIRECTORSHIPS                    AGE       DIRECTOR

GREGORY J. SUNELL        DIRECTOR.                                             48       1998
                         During the last five years, Mr. Sunell has
                         acted as vice-president and Secretary-Treasurer of
                         Synex. Mr. Sunell received a B Eng. from the
                         University of British Columbia in 1995 and is
                         a member of the Professional Engineers and
                         Geoscientists of British Columbia.

FREDERIC A. MAYER        DIRECTOR AND PRESIDENT.                               42       2000
                         Mr. Mayer was appointed to the Board in 2000.
                         Mr. Mayer was promoted to President in early
                         2000. From May 1998 to early 2000, Mr. Mayer
                         served as Vice President-Finance and Secretary
                         Treasurer of the Company. Prior to May 1998, Mr.
                         Mayer acted as Managing Director of Mayer and
                         Associates and prior to 1995, Mr. Mayer was
                         President of O'Brien Energy Services Company.
                         Previously, Mr. Mayer was a manager at
                         PriceWaterhouse Coopers (formerly Coopers and
                         Lybrand). Mr. Mayer graduated from Pennsylvania
                         State University and is a certified public accountant.

                                 PRINCIPAL OCCUPATION                                   FIRST YEAR
                               FOR THE PAST FIVE YEARS                                   BECAME A
NAME                       AND CURRENT PUBLIC DIRECTORSHIPS                    AGE       DIRECTOR

ROBERT F. HUSSEY          DIRECTOR.                                             52       2000
                         Mr. Hussey was appointed to the Board in 2000.
                         Mr. Hussey is a private investor and was previously
                         the President and Chief Executive Officer of
                         MetroVision of No. America, Inc. Mr. Hussey
                         serves on the Board of Advisors for the Kaufmann
                         Fund, Josephthal & Co, Inc. and Argentum Capital
                         Partners, I and II. He also serves on the Board of
                         Diretors of Digital Data Inc., Nur Macroprinters
                         Ltd, IVEX Corp. and American Digital Media. Mr.
                         Hussey received an M.B.A. from George
                         Washington University. Mr. Hussey is a member of
                         the Compensation Committee and the Audit
                         Committee.

RICHARD F. ALBOSTA       DIRECTOR.                                             62       2000
                         Mr. Albosta was appointed to the Board in 2000.
                         Mr. Albosta has been a consultant to companies
                         engaged in energy, engineering, construction and
                         environmental businesses for more than five years.
                         Mr. Albosta previously served as Chairman,
                         President and Chief Executive Officer of Ebasco
                         Services Inc. Mr. Albosta also serves on the Board
                         of Directors of Columbia Energy Group, ConneXt,
                         Inc. and Alba Group, Inc. Mr. Albosta received an
                         M.B.A. from The Wharton School of Business. Mr.
                         Albosta is a member of the Compensation
                         Committee and Chairman of the Audit Committee.

EXECUTIVE OFFICERS

       The following table contains the name, position, biographical information and age of each executive officer of the Company who is not a director.

                                  PRINCIPAL OCCUPATION
                                  FOR THE PAST FIVE YEARS
NAME                          AND CURRENT PUBLIC DIRECTORSHIPS                       AGE
FREDERIC A. MAYER        PRESIDENT.                                                  42
                         In early 2000, Mr. Mayer was promoted to President.
                         From May 1998 to early 2000, Mr. Mayer has served as
                         Vice President-Finance and Secretary/Treasurer of the
                         Company. Prior to May 1998, Mr. Mayer acted as the
                         Managing Director of Mayer and Associates and prior to
                         1995, Mr. Mayer was president of O'Brien Energy
                         Services Company. Previously, Mr. Mayer was a manager
                         of PriceWaterhouse Coopers (formerly Coopers and
                         Lybrand). Mr. Mayer graduated from Pennsylvania State
                         University and is a certified public accountant.

MARY E. FELLOWS          SECRETARY.                                                  36
                         Ms. Fellows was elected Secretary of the Company in
                         2000. She has been Vice President of KBI since 1996.
                         Ms. Fellows was previously an officer and assistant
                         secretary of the Company from 1993 to 1996.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 2000 and 1999 and who were employed by the Company during the fiscal year ended December 31, 2000 (together with the CEO, the "Named Executive Officers").

                                                      Annual Compensation

       Name and                                                   Termination/
       Principal Position               Year         Salary          Bonus

           Frederic A. Mayer             2000        $128,000       $15,000
           President

           Vitold Jordan                 2000          10,417          -
           Previous CEO                  1999         125,000       104,167

           Frederic A Mayer              1999        $108,000       $45,000
           Vice President-Finance

OPTION GRANTS TABLE.

       The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 2000. No options were granted during 1999.

                                          Option Grants in Fiscal Year 2000 and 1999
                                           Individual Grants                           Potential Realizable
Name                     Number of        % of Total        Exercise       Expiration           Value at
                       Securities of        Options          Price            Date           Assumed Annual
                        Underlying        Granted to         ($/sh)                       Rates of Stock Price
                         Options          Employees                                          Appreciation
                        Granted (#)       Fiscal Year                                       for Option Term
                                                                                             5%($)    10%($)

Fred Mayer                120,000           85.71%            $.65            (1)             -        -
Mary Fellows               20,000           14.29%            $.70            (1)             -        -

(1) Earlier of seven years or termination from the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

       The Company accounts for its stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, whereby no compensation cost for stock options is recognized for stock option awards granted at or above market value.

       The weighted average fair value of options granted during 2000 estimated on the date of grant using the Black-Sholes option pricing model was $10,400. The estimate was computed using dividend yield of 0%, expected volatility of 38.5%, risk free interest rate range of 5.82% to 6.53% and expected lives of three to seven years.

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

Awards may not be granted under the 1993 Plan after December 31, 2003. An aggregate of 500,000 shares of Common Stock may be issued under the 1993 Plan, except that any shares as to which awards granted under the 1989 Plan may lapse, expire or be cancelled be available for issuance under the 1993 Plan. If any awards expire or terminate for any reason, the shares subject to such awards are again available for future awards under the 1993 Plan. Awards are not transferable except by will or the laws of descent and distribution. Whether an award may be exercised after termination of employment is determined by such Committee, subject to certain limitations.

EMPLOYMENT AGREEMENTS.

       Mr. Fred Mayer was appointed President of the Company pursuant to a renewable, three-year employment agreement commencing March 1, 2000. His compensation was set at $132,000 base salary the first year, $144,000 the second year and $156,000 the third year plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Mayer was awarded 120,000 options to purchase Common Shares at $0.65 each, with monthly vesting throughout the term of the contract.

       Mr. Vitold Jordan had been the CEO of the Company pursuant to a renewable, two-year, employment agreement commencing May 1, 1998. His compensation was set at $125,000 base per annum plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Jordan received a past performance bonus of $25,000 and was awarded 120,000 options to purchase Common Shares at 30 cents each, one third vesting at signature and the balance over two years. Prior to May 1, 1998 and since August 1996 Mr. Jordan acted as the Interim CEO of the Company pursuant to a management services contract between the Company and DBCO. During that time, being an employee and officer of DBCO, Mr. Jordan did not receive any direct compensation from the Company. Effective January 31, 2000, Mr. Jordan's contract was terminated.

       Mr. Fred Mayer had been the Vice President-Finance of the Company pursuant to a renewable, two-year, employment agreement commencing May 1, 1998. His compensation is set at $108,000 base per annum plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Mayer received a past performance bonus of $25,000 and was awarded 100,000 options to purchase Common Stock at $0.30 each, one third vesting at signature and the balance over two years.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION.

       This report, prepared by the Company's Board of Directors, addressed the Company's compensation policies with respect to its executive officers for the fiscal year ended December 31, 2000 and 1999.

       Salary. The Compensation Committee is responsible for determining the salaries of all executive officers of the Company. Salaries paid to executive officers reflect their responsibilities, diligence and determination in working toward the achievement of established corporate objectives.

       Stock Incentives. The Compensation Committee has full power, discretion and authority in administering the Company's 1993 Stock Incentive Plan. The Committee believes that stock ownership by employees, including officers, of the Company, is important as a means of rewarding outstanding performance and promoting the achievement of long-term corporate goals by giving those persons a greater proprietary interest in the Company. An option to purchase up to 120,000 of the Company's Common Stock was granted to the President upon execution of his employment contract in March 2000. No options were granted to officers or employees of the Company in 1999.

ITEM 11. SECURITY OWNERSHIP.

       The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at December 31, 2000, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

 NAME AND ADDRESS                 SHARES BENEFICIALLY OWNED**       PERCENTAGE
 OF BENEFICIAL OWNER(1)                                             OF CLASS (2)
Hainsford Group Limited (3)                250,000                     4.7%
41 Lewisham Park
London, England SE13 6QZ
Alan W. Stephens (4)                        30,000                        *
Gregory J. Sunell (4)                       30,000                        *
Synex (4)                                  155,000                     2.9%
Herbert L. Oakes, Jr.(5)                   491,851                     9.2%
Gerald R. Cummins                           40,424                        *
Robert F. Hussey                            20,000                        *
Richard F. Albosta                                                        *
Strategic Electric Power Fund, LLC       1,292,846                    24.2%

 NAME AND ADDRESS                 SHARES BENEFICIALLY OWNED**       PERCENTAGE
 OF BENEFICIAL OWNER(1)                                             OF CLASS (2)

New World Partners, LLC (7)                236,196                     4.4%
Frederic A. Mayer (6)                      133,333                     2.5%
John D. Kuhns (7)                          340,962                     6.4%
All Directors and Executive Officers
  as aGroup (8 persons)                  2,602,279                    48.8%

* less than one percent.

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2) Based upon 5,332,813 shares of Common Stock outstanding on December 31,
    2000.

(3) Based upon Statement on Schedule 13D filed with the SEC on September 14,
    1999.

(4) Messrs. Stephens and Sunell are respectively CEO and Vice president of Synex.

(5) Consists of 260,528 common shares and 191,323 warrants a to purchase common shares held by Mr. Oakes directly or through ventures controlled by him
    (OFCO).

(6) Includes 133,333 shares issuable upon exercise of currently exercisable options.

(7) Mr. Kuhns is Manager of New Power Associates, LLC the Member-Manager of the Strategic Electric Power Fund, LLC which invested $350,000 in the Company in exchange for 636,364 shares of common stock. As of December 31, 2000, Mr. Kuhns beneficially owned 1,694,175 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On June 30, 1998, the Company entered into a loan agreement with Synex that provided the Company with up to $1.0 million of proceeds from a convertible debt facility. At December 31, 1999, the Company had only drawn down $950,000. In 2000, the Company increased its amount outstanding to Synex by another $50,000.

       In addition, the Company entered into a participation agreement with Synex, whereby New World can access the engineering expertise and personnel of Synex, for assistance in project management and evaluation of potential acquisition candidates. These services are available in accordance with the rates established in the agreement.

       In 1995, the Company entered into an agreement with a unit of Flemings Capital Management to issue $15,750,000 of its 8% Convertible Subordinated Notes (the "8% Convertible Subordinated Notes") due July 31, 2000 and warrants (the "Warrants") to purchase up to 787,500 shares of its Common Stock pursuant to the terms of the Agreement. Approximately $2,622,000 of the 8% Convertible Subordinated Notes were issued to OFCO. OFCO, is a company controlled by Herbert
L. Oakes, Jr.. OFCO was still the holder of Convertible Subordinated Notes with a principal balance of approximately $150,000 on December 31, 1999. The remainder of the Convertible Subordinated Notes with a principal balance of approximately $360,000 were purchased from Fleming Capital Management during 1999 by the Hainsford Group Ltd. ("Hainsford"). Herbert L. Oakes is a minority shareholder of Hainsford. See Note 7 of Notes to Consolidated Financial Statements for Due to Related Parties and a detailed explanation of the restructuring.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the Securities and Exchange Commission regulations to furnish he Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its executive officers, directors and owners or more than ten percent of the Company's stock were complied with.

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

2.4 Stock Purchase Agreement, dated as of June 27, 1994, by and among The New World Power Corporation and Solartec S.A., Jose Emilo Salgado, Nilda Raquel Filoso de Salgado, Fernando J. Salgado and Juan Esteban Zellner (Incorporated herein in by reference to Exhibit 2.1 to the August 30, 1994 8-K).

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

22.1    Subsidiaries of the registrant. (3)

3) Incorporation by reference herein to the 1995 10-K
4) Incorporation by reference herein to the 1998 10-KSB
* Filed herewith.

Reports on Form 8-K

None.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   FORM 10-KSB
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Independent Auditors' Report for the Years
  Ended December 31, 2000 and 1999                                   F - 2

Consolidated Balance Sheet as of December 31, 2000                   F - 3

Consolidated Statements of Operations for the Years
  Ended December 31, 2000 and 1999                                   F - 4

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2000 and 1999                                   F - 5

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000 and 1999                                   F - 6

Notes to Consolidated Financial Statements                           F - 7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The New World Power Corporation

We have audited the consolidated balance sheet of The New World Power Corporation and subsidiaries listed in the accompanying index as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of The New World Power Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ Lazar Levine & Felix LLP
                                                ----------------------------
                                                LAZAR LEVINE & FELIX LLP

New York, New York
March 22, 2001

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                    - ASSETS-

CURRENT ASSETS:
    Cash and cash equivalents                                $     2,877,855
    Cash restricted in use (Note 3)                                   38,242
    Accounts receivable                                               57,576
    Other current assets                                              54,487
                                                             ---------------
TOTAL CURRENT ASSETS                                               3,028,160
                                                             ---------------
Property, plant and equipment, net (Notes 4 and 8)                12,936,415
Goodwill, net of accumulated amortization (Note 5)                   485,736
Deferred project costs                                               190,503
                                                             ---------------
                                                                  13,612,654
                                                             ---------------
TOTAL ASSETS                                                 $    16,640,814
                                                             ===============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities (Note 6)         $     1,642,052
   Due to related parties (Note 7)                                 2,014,280
   Deferred revenues (Note 9)                                      2,784,000
   Current portion of capitalized lease obligations (Note 8)       1,031,567
   Current portion of long-term debt (Note 8)                        291,455
                                                             ---------------
TOTAL CURRENT LIABILITIES                                          7,763,354
                                                             ---------------
Long-term portion of debt (Note 8)                                   830,565
Long-term portion of capitalized lease obligations (Note  8)       4,553,630
                                                             ---------------
                                                                   5,384,195
                                                             ---------------
TOTAL LIABILITIES                                                 13,147,549
                                                             ---------------
COMMITMENTS AND CONTINGENCIES (Notes 9, 10, 14, 15 and 16)

STOCKHOLDERS' EQUITY:
   Common stock $.01 par value, 40,000,000 shares authorized,
     5,332,813 shares issued and outstanding (Notes 12 and 13)        53,328
   Additional paid-in capital                                     84,048,102
   Accumulated deficit                                           (80,608,165)
                                                             ---------------
TOTAL STOCKHOLDERS' EQUITY                                         3,493,265
                                                             ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    16,640,814
                                                             ===============

          See accompanying notes to consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                   2000           1999
                                                                               -----------    -----------
OPERATING REVENUE                                                              $ 3,793,553    $ 1,683,024
COST OF OPERATIONS                                                               1,161,687        905,807
                                                                               -----------    -----------
GROSS PROFIT                                                                     2,631,866        777,217
                                                                               -----------    -----------
    Project development expenses                                                      --           27,614
    Selling, general and administrative expenses                                   835,842        774,094
                                                                               -----------    -----------
                                                                                   835,842        801,708
                                                                               -----------    -----------
OPERATING INCOME (LOSS)                                                          1,796,024        (24,491)
                                                                               -----------    -----------
OTHER INCOME (EXPENSE):
    Interest expense                                                              (600,700)      (152,191)
    Interest income                                                                    608          1,622
    Other (Note 2)                                                                  96,624        402,767
                                                                               -----------    -----------
                                                                                  (503,468)       252,198
                                                                               -----------    -----------
INCOME BEFORE PROVISION FOR TAXES                                                1,292,556        227,707
    Provision for income taxes (Note 11)                                           116,000         10,000
                                                                               -----------    -----------
NET INCOME                                                                     $ 1,176,556    $   217,707
                                                                               ===========    ===========
BASIC AND DILUTED EARNINGS PER SHARE:
    Net earnings from continuing operations available to common stockholders
                   -Basic                                                      $      0.23    $      0.06
                                                                               ===========    ===========
                   -Diluted                                                    $      0.20    $      0.06
                                                                               ===========    ===========
    AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                            5,022,011      3,797,912
                                                                               ===========    ===========
    AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                          6,052,018      3,797,912
                                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                      Other
                                                                                   Comprehensive
                                                                                       Income
                                            Common Stock                           -------------
                                   -------------------------------   Additional       Currency      Retained
                                        Number of     Amount of        Paid-in      Translation     Earnings
                                          Shares      Par Value        Capital      Adjustments     (Deficit)         Total
Balance, December 31, 1998              3,552,512   $     35,525   $ 83,151,595   $    134,029    $(82,002,428)   $  1,318,721
    Currency translation
      adjustments on international
      subsidiaries                           --             --             --         (222,430)           --          (222,430)
    Issuance of common stock              245,400          2,454         59,156           --              --            61,610
    Net income                               --             --             --             --           217,707         217,707
                                     ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 1999              3,797,912         37,979     83,210,751        (88,401)    (81,784,721)      1,375,608
    Currency translation
      adjustments on international
      subsidiaries                           --             --             --           88,401            --            88,401
    Issuances of common stock           1,534,901         15,349        837,351           --              --           852,700
    Net income                               --             --             --             --         1,176,556       1,176,556
                                     ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000              5,332,813   $     53,328   $ 84,048,102   $       --      $(80,608,165)   $  3,493,265
                                     ============   ============   ============   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                      2000            1999
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $ 1,176,556    $   217,707
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                484,177        246,084
         Amortization of goodwill                                                      13,930         10,000
         Other, net                                                                    88,401           --
         Amortization of deferred costs                                                 6,545          6,454
     Change in assets and liabilities, net of effect of acquisitions/disposals:
         Decrease in accounts receivable                                              100,306        269,009
         Decrease in other current assets                                              41,285         17,066
         Increase in accounts payable and accrued liabilities                       1,189,894         60,209
         Increase in deferred revenues                                              2,784,000           --
         (Decrease) in non-current liabilities                                       (100,000)    (1,175,000)
         Other                                                                           --          274,014
                                                                                  -----------    -----------
         NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                  5,785,094        (74,457)
                                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of investment                                                    --          129,643
    Capital expenditures                                                           (3,093,080)      (348,811)
    Acquisition of Modular Power Systems, net                                        (541,729)          --
                                                                                  -----------    -----------
         NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                             (3,634,809)      (219,168)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in amounts due to related parties                                        714,000           --
    Increase in long-term debt                                                        956,346        550,000
    Payment of short term notes                                                      (375,000)          --
    Repayment of capitalized lease obligations and long term debt                  (1,017,777)      (552,910)
    Proceeds from issuance of common stock, net                                       441,200           --
    (Increase) decrease in restricted cash                                            (30,269)       165,062
                                                                                  -----------    -----------
    NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                   688,500        162,152
                                                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,838,785       (131,473)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                        39,070        170,543
                                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                         $ 2,877,855    $    39,070
                                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
    Cash paid during the period for:
       Interest paid                                                              $   351,314    $   148,035
       Income taxes paid                                                                 --            1,745

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    See Note 17

          See accompanying notes to consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

        (D)      PROPERTY, PLANT AND EQUIPMENT:

                 Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method for all property, plant and equipment, based upon the estimated useful lives of the assets. Significant renewals and betterments are capitalized. Maintenance and repair costs are expensed.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (E)      FACILITY DEVELOPMENT (CONTINUED):

                 Other project deferrals. The Company defers costs, including professional services and direct labor, incurred for site inspections, site permits, interconnection costs and deposits related to specific project activities. These costs are capitalized until deemed to be unrecognizable, at which time they are written off.

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

        (H)      REVENUE AND SALES RECOGNITION:

                 The Company records revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility or in accordance with the terms of the power purchase agreements. Provisions for doubtful accounts are made when losses are anticipated.

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

        (J)      INCOME TAXES:

                 The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). FAS 109 requires the asset and liability method of accounting for income taxes rather than the deferred method previously used under APB Opinion No. 11.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (K)      EARNINGS PER SHARE:

                 In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the disclosure of basic and diluted earnings per share
                 (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares, outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. Options to purchase 225,000 shares of common stock at $.30 were outstanding during 1999 but were not included in the computation of the diluted EPS because the options exercise price was greater than the average market price of the common shares. All outstanding options/warrants with an exercise price less than $0.64 as well as all convertible notes which convert at less than $0.9375 were included in the computation of the diluted EPS for year ended December 31, 2000.

        (L)      STOCK OPTIONS:

                 The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above market value. In addition, the Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation." See Note 13 of the Consolidated Financial Statements.

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

        (P)      SEGMENT DATA:

                 The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information (see Note
                 14).

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

(Q)      NEW ACCOUNTING PRONOUNCEMENTS:

                 In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company will be required to adopt for the year ending December 31, 2001. FAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 is not expected to have a material impact on its financial condition or results of operations.

                 In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101") which outlines the Staff's position on various revenue recognition issues. The Company does not believe the adoption of SAB 101 will have a material impact on the Company's financial position, results of operations or cash flows.

                 In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 and did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE   2   -     SIGNIFICANT BUSINESS CHANGES:

(A)      MODULAR POWER SYSTEMS, LLC

                 On March 9, 2000, the Company completed the acquisition of Modular Power Systems, LLC ("Modular"). At that time, Modular owned three diesel-fired peaking facilities under construction in Alma, Chelsea and Coldwater, Michigan. The completed Modular facilities contain diesel-fuelled generating equipment and related power equipment. The power generated at each of the facilities will be sold to Consumers Power Company ("Consumers") pursuant to mid-term power purchase agreements commencing June 2000. The purchase price of the acquisition was $1.8 million and 450,000 shares of common stock of the Company along with the assumption of debt of approximately $4.5 million. The common stock was valued at $0.55 per share, which was the approximate market value at the date of acquisition. The former owners also hold a note receivable with a principal balance of $350,000. The note bears interest at 5% per annum and matured March 1, 2001. Under the terms of the agreement, the former owners will continue to work with the Company to secure additional power facilities for a minimum of two years. This acquisition was recorded under the purchase method of accounting and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill ($157,213) and amortized over twenty years. Since Modular was an entity with generation facilities under development, pro forma financial information for the consolidated statement of operations is not available.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 NOTE   2       SIGNIFICANT BUSINESS CHANGES (CONTINUED):

        (B)      WOLVERINE LICENSES:

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

        (C)      NEW WORLD POWER TEXAS RENEWABLE ENERGY PARTNERSHIP:

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

NOTE   3   -     CASH RESTRICTED IN USE:

                 As a result of the Synex financing (see Note 7), cash at December 31, 2000 in the amount of $38,242 was restricted to making payments for long-term obligations.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE   4   -     PLANT, PROPERTY AND EQUIPMENT:

                 Property, plant and equipment consists of the following as of December 31, 2000 (000's omitted):

                                                                                Useful Life (Years)
                                                                                -------------------
             Land                                                 $     528            -
             Power generation facilities and equipment:
                Hydroelectric                                         4,064           40
                Modular Power Generation Equipment                   10,914           20
                                                                  ---------
                                                                     15,506
             Less accumulated depreciation and amortization           2,570
                                                                  ---------
                                                                  $  12,936
                                                                  =========

                 Depreciation and amortization expense, for the years ended December 31, 2000 and 1999 was $484,177 and $246,084, respectively.

                 Maintenance and repair expense for the years ended December 31, 2000 and 1999 was $44,317 and $103,777, respectively.

NOTE   5   -     GOODWILL:

                 Goodwill relates to Modular Power Systems LLC and Wolverine Power Corporation's operations and consists of the following as of December 31, 2000 (000's omitted):

                 Subject to 40 yr. straight-line amortization      $ 402
                 Subject to 20 yr. straight-line amortization        157
                                                                   -----
                 Less accumulated amortization                       559
                                                                      73
                 Total                                             $ 486
                                                                   =====

NOTE   6   -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                 Accounts payable and accrued liabilities consist of the following as of December 31, 2000 (000's omitted):

                 Accounts payable                             $    1,017
                 Accrued interest expense                            393
                 Accrued income tax payable                          116
                 Accrued liabilities                                 116
                                                              ----------
                 Total                                        $    1,642
                                                              ==========

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE   7   -     DUE TO RELATED PARTIES:

                 Amounts due to related parties consists of the following at December 31, 2000 (000's omitted):

                 (a) Convertible Subordinated Notes                  $   -
                 (b) Synex                                            1,000
                 (c) Strategic Electric Power Fund, LLC                 664
                 (d) Robert Evans/Tom Waters (Note 2(a))                350
                                                                     ------
                            Total                                    $2,014
                                                                     ======

                 CONVERTIBLE SUBORDINATED NOTES (A):

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

                 The second agreement involved the restructuring in December 1997 and reduction of the balance of the outstanding indebtedness to the holders of the remainder of the Subordinated Convertible Notes. The Company agreed to amortize $1,935,000 of indebtedness before December 1998 in varying monthly installments of principal and interest as agreed by the parties. In addition, the Company agreed to amortize an additional $850,000 under a three year note beginning in January 1998 and continuing through December 2000. The monthly payment is $26,636 including principal and interest. The interest rate on the notes is fixed at 8% per annum. The notes are collateralized by a second mortgage position on Wolverine. The balance of the indebtedness at the restructure date of approximately $1,346,000 was eliminated as debt and converted by the Noteholders into New World common stock at a conversion price of $1.50 per share when the market price of the Company's common shares trading on the pink sheets was approximately $0.25 per share. Accordingly, the Company issued approximately 897,400 shares of Common Stock to the Noteholders. As a result of this restructuring and the issuance of stock, the Company reclassified the indebtedness due to the Noteholders as amounts due to related parties.

                 In June 2000, the Company entered into a Definitive Agreement with its Convertible Subordinated Note holders. The Definitive Agreement provided for the Company to exchange its United Kingdom operations for cash and all of the outstanding Convertible Subordinated Notes ($510,381 at the date of exchange) and accrued interest thereon ($51,995 at the date of exchange). The Company recorded an approximate $2,000 gain on the exchange.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE   7   -     DUE TO RELATED PARTIES (CONTINUED):

                 SYNEX (B):

                 In July 1998, the Company closed a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex (TSE:SXI). Synex agreed to provide up to $1,000,000 to the Company in the form of a convertible debenture, which matures on June 30, 2001. The convertible debenture requires interest only payments monthly until maturity. The debenture provides for the conversion into the Company's common stock at $1.00 per share and the interest rate is 10.3% per annum. In addition, the investment provided Synex with warrants to purchase up to 500,000 shares of the Company's common stock at $1.25 per share, which expired unexercised on June 30, 2000. The debenture is secured by a first mortgage position on Wolverine. The investment also provides for a strategic alliance with Synex and a Participation Agreement for a minimum term of 18 months, which would enable the Company to procure resources for project assessment at rates detailed in the agreement. As part of the agreement, Synex purchased 100,000 shares of common stock from the Company for $25,000 and, accordingly, their debt is classified as Due to Related Parties.

                 STRATEGIC ELECTRIC POWER FUND, LLC (C):

                 In connection with the acquisition of Modular in March 2000 (See Note 2(a)), the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC ("Strategic"). The Strategic Bridge Note, with an original maturity date of December 31, 2000, bears interest at 8% per annum and is payable in cash or in stock. Interest payments are due semi-annually in arrears on June 30 and December 31. The notes are convertible into shares of common stock of the Company at the option of the note holders. The conversion price of the notes shall be at $0.68 per share. The Company repaid $35,780 of the note during the year. On December 31, 2000, the Company negotiated an extension on the maturity of the Strategic Bridge Note until June 30, 2001.

NOTE  8  -       LONG-TERM DEBT AND CAPITALIZED  LEASE OBLIGATIONS:

                 LONG TERM DEBT :

                 Long-term debt consists of the following at December 31, 2000 (000's omitted):

                   (a)  Mortgage payable                     $   122
                   (b)  Note payable                           1,000
                                                             -------
                                                               1,122
                              Less:  Current portion             291
                                                             -------
                                     Long-term portion       $   831
                                                             =======
                                      F-14

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  8  -       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED):

                 MORTGAGE PAYABLE (A)

                 On November 12, 1996, Dwight Kuhns, ex-President of the Company and a former member of the Company's Board of Directors, commenced an action against the Company in the Superior Court, Alameda County, California alleging among other things the Company's failure to pay amounts due to Mr. Kuhns under his consulting agreement entered into at the start of January 1996. That agreement provided for a stated monthly fee and additional incentive fees for assisting in the restructuring/asset sales of the Company. During 1998, plaintiff was granted a judgement against the Company including penalties in the total amount of approximately $1.9 million. In December 1998, the Company and plaintiff entered into negotiations on which to settle his judgement. In January 1999, the Company and plaintiff reached a settlement that provided for plaintiff to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company paid those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum, which was paid in full by December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest payable at 7.5%, secured by a third position on Wolverine which matures on December 31, 2001. Payments under that mortgage note are to be made in six equal installments due on June 30 and December 31, of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to plaintiff and a warrant to purchase 75,000 shares of the Company's common stock exercisable at $2 per share.

                 NOTE PAYABLE (B)

                 In August 2000, the Company executed a note in the principal amount of $1,000,000 with interest payable at 8%, secured by two pieces of equipment at one of the Modular Power Systems' facilities. Payments under the note are to be made in five annual installments of $243,317, due on June 1 of each year.

                 The aggregate scheduled maturities of long-term debt as of December 31, 2000 for each of the next five years are as follows (000's omitted):

                                   Year       Amount
                                   ----       ------
                                   2001       $ 291

                                   2002         183

                                   2003         199

                                   2004         215

                                   2005         234

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE     8  -   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED):

                CAPITALIZED LEASE OBLIGATIONS

                The Company leases modular power generation equipment under capital leases expiring in various years through September 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. Depreciation expense of assets under capital leases included in depreciation expense for the year ended December 31, 2000 amounted to $235,674.

                At December 31, 2000 assets held under capital leases are as follows:

                           Modular power generation equipment    $7,833,569
                           Less: accumulated depreciation           235,674
                                                                 ----------
                                                                 $7,597,895
                                                                 ==========

                Minimum annual future lease payments under capital leases as of December 31, 2000 and for each of the next five years and in the aggregate are:

                           Year Ended December 31,               Amount
                           -----------------------               ------
                                    2001                       $1,442,902
                                    2002                        1,442,902
                                    2003                        2,160,190
                                    2004                          914,587
                                    2005                        1,114,705
                                                               ----------
                           Total minimum lease payments         7,075,286
                           Amount representing interest         1,490,089
                                                               ----------

                           Present value of minimum lease
                             payments                          $5,585,197
                                                               ==========

                  The interest rates on capital leases vary from 8% to 10.75% per annum, which approximate the Company's incremental rate of borrowing at the time the leases were entered into..

NOTE 9   -        DEFERRED REVENUE:

                  On December 27, 2000, the Company received a payment of $2,784,000 from Consumers (see Note 2a) in accordance with the provisions of the Call option Agreement between the two parties dated December 14, 2000. The payment represents revenues to the Company for having installed capacity available from May 1, 2001 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue and will recognize it as energy revenues in the periods earned between May 1 and September 30, 2001.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  10   -      OTHER COMMITMENTS AND CONTINGENCIES:

                 EMPLOYMENT AGREEMENTS

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

                 In May 1998, the Company entered into employment agreements with the Chief Executive Officer ("CEO") and the Vice President-Finance of the Company. The terms of the employment agreements were for two years with an automatic renewal for two additional years unless terminated by mutual consent. Under the agreement, the CEO was to receive $125,000 salary per annum, 125,000 stock options exercisable at $.30 (vesting over two years) and an annual bonus at the discretion of the Board of Directors. The Vice President-Finance was to receive $108,000 salary per annum, 100,000 stock options exercisable at $.30 (vesting over two years) and an annual bonus at the discretion of the Board. The Company terminated the employment contract of its CEO effective January 31, 2000. In accordance with the terms of the employment contract, a severance payment of nine months salary was due and payable along with any accrued vacation earned. Accordingly, the Company recorded a liability of approximately $105,000 at December 31, 1999 for the termination. Effective March 1, 2000 the Vice President-Finance became the new President.

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

                 OTHER AGREEMENT

                 In March 2000, The Company entered into a Financial Advisory, Merger and Acquisition and Strategic Planning Services Agreement with Kuhns Brothers ("Kuhns Brothers"), an investment firm affiliated with The Strategic Electric Power Fund. The Agreement calls for Kuhns Brothers to provide certain services to the Company and outlines the fee arrangement for completion of said services. The services include but are not limited to project financing, equity financing, acquisition services and strategic advisory services. The agreement is for a term of twelve months with a monthly payment of $3,500 that is offset against any financing fees earned by Kuhns Brothers in accordance with the agreement. The Agreement was extended for an additional six months through September 2001.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 11   -      INCOME TAXES:

                 As discussed in Note 1, the Company utilizes SFAS 109 in its accounting for income taxes.

                 Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                              Current         Deferred         Total
                                                              -------         --------         -----
                 Year ended December 31, 1999:
                    U.S. Federal                              $    -          $    -           $   -
                    State and local                             116,000            -            116,000
                                                              ---------       ------           --------
                                                              $ 116,000       $    -           $116,000
                                                              =========       ======           ========
                 Year Ended December 31, 1999:
                    U.S. Federal                              $   -           $    -           $   -
                    State and local                             10,000             -             10,000
                                                              --------        ------           --------
                                                              $ 10,000        $    -           $ 10,000
                                                              ========        ======          =========

                 Differences between the effective federal income tax rate and the statutory U.S. federal income tax rate for the year ended December 31, 2000 are as follows:

                                                                          2000              1999
                                                                       Percentage        Percentage
                                                                       ----------        ----------
                 Statutory U.S. Federal Income Tax benefit                34.0%             34.0%
                 State and local taxes                                     9.0               4.4
                 Tax benefit of timing differences                       (34.0)            (34.0)
                                                                         -----             -----

                 Effective tax rate                                        9.0%              4.4%
                                                                         =====             =====

                 No current or deferred U.S. federal tax expense or benefit has been recorded due to the significant consolidated tax loss carryover and the less than likely realization of deferred tax benefits. The state, local and foreign tax expense relates to tax expense in certain jurisdictions where one or more of a Company's subsidiaries have generated net taxable income on a separate company basis.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 11   -       INCOME TAXES (CONTINUED):

                 The tax effects of temporary differences and carryforwards which give rise to future income tax benefits and payables at December 31, 2000 are as follows:

                     Non-current assets:
                         Net operating loss carryforwards      $ 14,753,728
                         Tax credit carryforwards                   595,000
                         Valuation allowance                    (14,673,748)
                                                               ------------
                           Net non-current asset                    674,980
                                                               ------------
                     Non-current liabilities:
                         Depreciation                               674,980
                                                               ------------
                         Net non-current liabilities                674,980
                                                               ------------
                     Net deferred tax                          $       -
                                                               ============

                 The tax credit carryforwards of $595,000 expire by 2003. At December 31, 2000, the Company has net operating loss carryforwards of approximately $43,000,000 which expire at various dates through 2019. A full valuation allowance has been recorded against deferred tax assets as realization is not considered "more likely than not" as of December 31, 2000.

NOTE 12   -      CAPITAL STOCK:

                 COMMON STOCK

                 On February 9, 2000, the Company closed an investment from The Strategic Electric Power Fund, LLC ("Strategic"). Under the terms of the investment, the Company received cash of $350,000 from Strategic in return for the issuance of 636,364 shares of the Company's Common Stock. In addition, the Company paid approximately $28,000 in fees which have been appropriately classified into stockholders' equity.

                 In January 2000, the Company issued 120,000 shares of common stock valued at $30,000 to the Company's non-management directors for services rendered during 1999. Also in January 2000, the Company issued 120,000 of common stock valued at $36,000 to the terminated CEO as part of his severance package. In March 2000, the Company issued 450,000 shares of common stock valued at $247,500 as part of the purchase price of Modular (see Note 2a). In September 2000, the Company received $119,200 in exchange for the issuance of 68,537 shares. In October 2000, the Company issued 140,000 shares of common stock valued at $98,000 to the Company's non-management directors for services rendered during 2000.

                 At December 31, 2000, the Company had outstanding exercisable warrants of 1,244,447 and 163,956 warrants which were not exercisable at that date. The outstanding warrants' exercise prices range from $0.68 to $43.75 at December 31, 2000.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 13   -       STOCK OPTION PLAN:

                 In May 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan") pursuant to which it may issue awards and options to purchase up to 100,000 shares of common stock to its employees, directors and consultants. On January 31, 1995, the Plan was amended, increasing the number of shares authorized for options under the Plan to 400,000 shares. The 1993 Plan replaced the Company's 1989 Stock Incentive Plan, except as to options for 116,813 shares which were then outstanding under the 1989 Plan. Options to purchase Common Stock at December 31, 2000 and 1999 are shown below.

                                                                        2000          1999
                                                                    ------------   -----------
                      Options outstanding, beginning of year             225,000       225,000
                      Exercised during the year                         (125,000)          -
                      Granted during the year                            140,000           -
                                                                    ------------   -----------
                      Outstanding, end of year (at a price of $.30)      240,000       225,000
                                                                    ============   ===========
                      Eligible for exercise, end of year                 120,000        72,600
                                                                    ============   ===========

                 Had compensation expense for the Company's stock-based compensation plan been determined based on fair value at the grant date for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have remained the same since the fair value at the grant date for the options issued in 2000 was deemed to be immaterial. The effects of applying SFAS 123 are not indicative of future amounts because this statement does not apply to awards granted prior to fiscal year 1998. Additional stock option awards are anticipated in future years.

                 The weighted average fair value of options granted during 2000 estimated on the date of grant using the Black-Scholes option pricing model was $10,400. The fair value of the 2000 options granted is estimated on the date of grant using the following assumptions: dividend yield of 0%, expected volatility of 38.5%, risk-free interest rate range of 5.82% to 6.53% and expected lives of three to seven years.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 14   -      SEGMENT INFORMATION:

                 In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company's operations for 2000 are classified into one business segment. Substantially all revenues in 2000 result from the sale of electricity generated by diesel peaking plants and hydroelectric plants to utilities in North America. The following table shows assets and other financial information by geographical area for the years ended December 31, 2000 and 1999, (000's omitted).

                                                           YEAR ENDED             Year Ended
                                                          DECEMBER 31,           December 31,
                                                              2000                    1999
                                                          ------------           ------------
                      Geographic revenue:
                          North America                     $ 3,794                $1,133
                          Europe                               --                     550
                                                            -------                ------
                      REVENUE CONSOLIDATING GEOGRAPHIC        3,794                 1,683
                                                            -------                ------
                      Operating (loss) profit:
                          North America                       1,796                  (235)
                          Europe                               --                     211
                                                            -------                ------
                      TOTAL OPERATING PROFIT (LOSS)           1,796                   (24)
                                                            -------                ------
                      Identifiable assets:
                          North America                      16,508                 2,829
                          Europe                               --                     725
                                                            -------                ------
                      CONSOLIDATED GEOGRAPHIC ASSETS         16,508                 3,554
                                                            -------                ------
                      Depreciation and amortization:
                          North America                         505                   184
                          Europe                               --                      79
                                                            -------                ------
                      CONSOLIDATED DEPRECIATION AND
                      AMORTIZATION EXPENSE                  $   505                $  263
                                                            =======               =======

                 In 2000 the Company sold its energy production to two utility companies which accounted for all of the revenue.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 15   -      FINANCIAL INSTRUMENTS:

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

                                                                                  2000
                                                                         ---------------------------
                                                                                           Estimated
                                                                         Carrying            Fair
                                                                          Amount             Value
                                                                         --------          ---------
                                                                               (000's omitted)
                    Assets:
                        Cash and cash equivalents                         $2,877             $2,877
                        Cash restricted in use                                38                 38
                    Liabilities:
                        Debt due related parties                           2,014                  *
                        Mortgage payable                                     122                  *

                 The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                 Cash and Cash Equivalents, Cash Restricted in use and Notes Receivable - The carrying amount is a reasonable estimate of fair value.

                 * Debt Due to Related Parties and mortgage payable- It was not practicable to estimate the fair value of these financial instruments for 2000, as there is no readily available market. See Notes 7 and 8 for debt and mortgage terms.

                 The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 16   -      CONCENTRATIONS OF RISK:

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

NOTE 17  -     NON-CASH TRANSACTIONS:

                 During the year ended December 31, 2000, the Company issued 690,000 shares of common stock valued at $313,500 for services rendered (Note 12) and also as part of the purchase price of Modular (Note 2(a)).

                 Capital lease obligations in the amount of $2,998,000 were incurred when the Company entered into leases for power generation equipment during the year ended December 31, 2000.

                 See also note 7 for non-cash exchange of United Kingdom operations.

NOTE 18  -     SUBSEQUENT EVENTS:

                 (A) ACQUISITION AGREEMENT

                  In January 2001, the Company signed an agreement to acquire all of the outstanding shares of Block Island Power Company, a Rhode Island utility. The acquisition is contingent upon the Company's completion of due diligence by March 31, 2001 and the execution of a definitive agreement between the parties by April 30, 2001.

                 (B) NOTE REPAYMENT

                 In January 2001, the Company repaid the entire note outstanding in the amount of $350,000 to Tom Waters and Robert Evans (See
                 Note 2(a) and Note 7).

                 (C) ASSET PURCHASES

                 In February 2001, the Company executed and closed on two land purchases for a total of approximately $130,000. The land will be used as two of the three locations for the installation of the 46.4 megawatts of electrical generation equipment to supply Consumers under the terms of the power Purchase Agreement (See
                 Note 9).