Form 10QSB
period 2001-03-31
NEW WORLD POWER CORPORATION
filed 2001-05-15
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

                     14 Mount Pleasant Drive Aston, PA 19014
                    ----------------------------------------
              (Address and Zip Code of Principal Executive Offices)

                                 (484) 840-0944
                                 --------------
                            Issuer's Telephone Number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ .

         There were 5,439,813 shares of the registrant's common stock outstanding as of March 31, 2001.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                        PAGE(S)

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets at March 31, 2001
          (unaudited) and December 31, 2000                                 1

        Consolidated Condensed Statements of Operations for the Three
          Month Periods Ended March 31, 2001and 2000 (unaudited)            2

        Consolidated Condensed Statements of Cash Flows for the Three
          Month Periods Ended March 31, 2001 and 2000 (unaudited)           3

        Notes to Interim Consolidated Condensed Financial Statements      4 - 5

Item 2. Management's Discussion and Plan of Operations                    6 - 8

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings                                                   9

Item 2. Changes in Securities and Use of Proceeds                           9

Item 3. Defaults Upon Senior Securities                                     9

Item 4. Submission of Matters to a Vote of Security Holders                 9

Item 5. Other Information                                                   9

Item 6. Exhibits and Reports on Form 8-K                                    9

Signatures                                                                 10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                      MARCH 31,     December 31,
                                                                                        2001            2000
                                                                                   -------------  ---------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $    781,750     $  2,877,855
     Cash restricted in use                                                              36,746           38,242
     Accounts receivable                                                                112,735           57,576
     Other current assets                                                               116,002           54,487
                                                                                   ------------     ------------
TOTAL CURRENT ASSETS                                                                  1,047,233        3,028,160
                                                                                   ------------     ------------

Property, plant and equipment, net                                                   13,684,811       12,936,415
Goodwill, net of accumulated amortization                                               481,270          485,736
Deferred project costs                                                                  177,361          190,503
                                                                                   ------------     ------------
                                                                                     14,343,442       13,612,654
                                                                                   ------------     ------------
TOTAL ASSETS                                                                       $ 15,390,675     $ 16,640,814
                                                                                   ============     ============
                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                      $    639,651     $  1,642,052
     Due to related parties                                                           1,664,280        2,014,280
     Deferred revenues                                                                3,864,000        2,784,000
     Current portion of lease obligations                                               952,008        1,031,567
     Current portion of long-term debt                                                  271,839          291,455
                                                                                   ------------     ------------
TOTAL CURRENT LIABILITIES                                                             7,391,778        7,763,354
                                                                                   ------------     ------------

Long-term portion of long-term debt                                                     730,565          830,565
Long-term portion of lease obligations                                                4,180,685        4,553,630
                                                                                   ------------     ------------
                                                                                      4,911,250        5,384,195
                                                                                   ------------     ------------
TOTAL LIABILITIES                                                                    12,303,028       13,147,549
                                                                                   ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value; authorized 40,000,000 shares;
       5,439,813 and 5,332,813 shares                                                    54,398           53,328
     Additional paid-in capital                                                      84,084,032       84,048,102
     Accumulated deficit                                                            (81,050,783)     (80,608,165)
                                                                                   ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                            3,087,647        3,493,265
                                                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 15,390,675     $ 16,640,814
                                                                                   ============     ============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                           2001           2000
                                                                                        ----------     ----------
OPERATING REVENUE                                                                       $  297,521     $  414,131

COST OF OPERATIONS                                                                         279,085        211,783
                                                                                        ----------     ----------
GROSS PROFIT                                                                                18,436        202,348
     Selling, general and administrative expenses                                          194,252        166,588
                                                                                        ----------     ----------
OPERATING (LOSS) INCOME                                                                   (175,816)        35,760
                                                                                        ----------     ----------
OTHER INCOME (EXPENSE):
     Interest expense                                                                     (211,651)       (37,889)
     Interest income                                                                         3,760             19
     Other                                                                                 (58,911)         4,605
                                                                                        ----------     ----------
TOTAL OTHER INCOME (EXPENSE)                                                              (266,802)       (33,265)
                                                                                        ----------     ----------
(LOSS) INCOME BEFORE TAXES                                                                (442,618)         2,495
                                                                                        ----------     ----------
NET (LOSS) INCOME                                                                       $ (442,618)    $    2,495
                                                                                        ==========     ==========
BASIC AND DILUTED EARNINGS PER SHARE:

     Net (loss) earnings from continuing operations available to common
       stockholders - Basic                                                             $    (0.08)    $     0.00
                                                                                        ==========     ==========
                    - Diluted                                                           $    (0.08)    $     0.00
                                                                                        ==========     ==========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                                        5,339,757      4,436,164
                                                                                        ==========     ==========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                                      5,339,757      4,536,164
                                                                                        ==========     ==========

See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                    2001          2000
                                                                                                -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                          $  (442,618)    $    2,495
     Adjustments to reconcile net earnings to net cash (used in) operating activities:
        Depreciation and amortization                                                               180,977         68,955
        Amortization of goodwill                                                                      4,466          2,500
        Other, net                                                                                     --           22,445
        Amortization of deferred costs                                                                1,614          1,615
        Change in assets and liabilities, net of effect of acquisitions/disposals:
           (Increase) decrease in accounts receivable                                               (55,159)         3,561
           (Increase) in other current assets                                                       (61,515)       (78,676)
           Decrease in other assets                                                                  11,528           --
           (Decrease) in accounts payable and accrued liabilities                                (1,002,401)      (148,320)
           (Decrease) in non-current liabilities                                                       --          (50,000)
           Increase in deferred revenues                                                          1,080,000           --
                                                                                                -----------     ----------
          NET CASH FLOWS (USED IN) OPERATING ACTIVITIES                                            (283,108)      (175,425)
                                                                                                -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Modular Power Systems, net                                                         --         (541,729)
     Capital expenditures                                                                          (929,373)       (86,156)
                                                                                                -----------     ----------
          NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                                            (929,373)      (627,885)
                                                                                                -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) in due to related parties                                                          (350,000)          --
     Payment of capital lease obligation and long-term debt                                        (572,120)          --
     Proceeds from short term notes                                                                    --          700,000
     Proceeds from issuance of common stock, net                                                     37,000        322,000
     Decrease (increase) in restricted cash                                                           1,496        (18,500)
                                                                                                -----------     ----------
          NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (883,624)     1,003,500
                                                                                                -----------     ----------
Net change in cash and cash equivalents                                                          (2,096,105)       200,190
Cash and cash equivalents at beginning of period                                                  2,877,855         39,070
                                                                                                -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                  $   781,750     $  239,260
                                                                                                ===========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest paid                                                                           $   219,544     $   37,889
        Income taxes paid                                                                              --               19

     Non-cash transactions:
        During the three month period ended March 31, 2001, the Company issued 7,000 shares of common stock valued at $7,000


See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000

NOTE 1 - BASIS OF PRESENTATION:

The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three month period ended March 31, 2001.

The consolidated condensed balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated condensed financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for a full year. The Company only recognizes revenues from its Call Option Agreements with Consumers Power Company during the second and third quarter of the year while it recognizes certain costs relating to those sites in the period those expenses are incurred.

NOTE 2 - SIGNIFICANT BUSINESS CHANGES:

In January 2001, the Company signed an agreement to acquire all of the outstanding shares of Block Island Power Company, a Rhode Island regulated utility. The acquisition was contingent upon the Company's completion of due diligence and the execution of a definitive agreement. In April 2000, subsequent to the balance sheet date, the parties mutually agreed to terminate discussions. As part of the initial agreement, the Company made a deposit of $100,000 and incurred costs of approximately $21,000 during the first quarter ended March 31, 2001. Upon termination of the agreement, the Company executed a mutual release and settlement agreement and $40,000 of the deposit was retained by Block Island Power Company. Accordingly, the Company has included the total costs of the due diligence of approximately $61,000 in the Consolidated Condensed Statement of Operations under the caption "Other Income (Expense)".

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000

NOTE 3 - DUE TO RELATED PARTIES:

As part of the acquisition of Modular Power Systems LLC ("Modular") on March 9, 2000, the former owners of held a note receivable with a principal balance of $350,000. The note bears interest at 5% per annum and matured March 1, 2001. In January 2001, the Company repaid the entire note outstanding.

NOTE 4 - DEFERRED REVENUE:

On December 27, 2000, the Company received a payment of $2,784,000 from Consumers Power Company ("Consumers") in accordance with the provisions of the Call Option Agreement between the parties dated December 14, 2000. The payment represents revenues to the Company for having installed capacity available from May 1 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue and will recognize it as energy revenues in the periods earned between May 1 and September 30, 2001.

In addition, on January 5, 2001, the Company received a payment of $1,080,000 from Consumers in accordance with the provisions of an another Call Option Agreement between the parties dated February 24, 2000. The payment represents revenues for the Company for having installed capacity available from May 1 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue and will recognize it as energy revenues in the periods earned between May 1 and September 30, 2001.

NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS:

In January 2001, the Company issued 7,000 shares of common stock valued at $7,000 to an independent contractor for services rendered. In addition, on March 31, 2001 the Company issued 100,000 shares of common stock as a result of the President exercising certain of his options.

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

The Company currently owns and operates two subsidiaries, Michigan based Wolverine Power Corporation ("Wolverine") and Modular Power Systems LLC ("Modular"). Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.5 megawatt hydroelectric plant near Bay City, Michigan and Modular owns 43 megawatts of mobile, trailer mounted and containerized diesel-fired electric generating facilities at three sites in Coldwater, Chelsea and Alma, Michigan.

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

SHORT TERM STRATEGY

Over the next 12 months, New World intends to apply its available resources to maintain positive earnings from its current operating projects and its projects currently under development, while further attempting to consummate targeted acquisitions in its core markets.

We also expect to complete another acquisition within the next twelve months. There can be no assurance, however, that the Company can maintain profitability or complete any acquisition on terms acceptable to the Company, if at all. In addition, there can be no assurance that the Company will be able to close any financings to enable it to make acquisitions.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

REVENUES

Revenues decreased to $297,521 for the three months ended March 31, 2001 from $414,131 for the three months ended March 31, 2000. The decrease in revenues was due primarily to the decrease in the amount of available water for the hydroelectric facility at Wolverine. In addition, as a result of the terms of the Call Option Agreements with Consumers, the Company does not recognize any revenues from those Call Option Agreements until the second and third quarters of each year. The Company, however, did recognize approximately $30,000 in revenues from a spot market contract with a utility other than Consumers.

SEASONALITY OF PROJECT REVENUES

Hydroelectric generating revenues are seasonal. The spring in North America is the time of maximum hydroelectric output, while fall and winter also experience reasonable flows; the summer months are dry and generally unproductive. Hydroelectric production can also vary from year to year based on changes in meteorological conditions. Revenues from the modular power generation equipment are subject to the terms of the Call Option Agreements and are generally recognized in the periods earned, which is usually the second and third quarters.

COST OF OPERATIONS

The costs of operations increased for the three months ended March 31, 2001 to $279,085 as compared to $211,783 during the three months ended March 31, 2000, primarily as a result of the increased costs from the Company's Modular facilities which primarily consists of depreciation expense. Wolverine's cost of operations remained constant between the years.

GROSS PROFIT

Gross profit decreased approximately $184,000 between the periods ended March 31, 2001 and March 31, 2000. This reduction is primarily attributable to the additional depreciation recorded on the modular generation assets of approximately $135,000 and the reduction in revenues from Wolverine of approximately $84,000 offset by the spot market revenues recorded of approximately $30,000.

SELLING, GENERAL AND ADMINISTRATIVE

These expenses increased during the three months ended March 31, 2001 to $194,252, as compared to $166,588 during the three months ended March 31, 2000. The increase is primarily attributable to increases in advertising and professional fees at the corporate level and an increase in general and administrative costs for Modular. Since the acquisition of Modular occurred on March 8, 2000, the current year's quarter includes a full quarter of Modular's selling, general and administrative costs.

OTHER INCOME AND EXPENSES

During the three months ended March 31, 2001, the Company recorded other expense-net of $58,911, as compared to other income-net of $4,605 during the three months ended March 31, 2000. This increase is primarily attributable to the expenses incurred in the attempted acquisition of Block Island Power Company, which talks were terminated.

Interest expense for the three months ended March 31, 2001 increased to $211,651 from $37,889 for the three months ended March 31, 2000, in line with the incurring of additional debt for the acquisition of MPS and additional interest on equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used by operations was $283,108 for the three month period ended March 31, 2001 and $175,425 was used by operations for the three month period ended March 31, 2000.

The Company also has a convertible debt instrument (which matures on June 30, 2001) which provided up to $1.0 million to the Company. The convertible debt requires interest only payments monthly until maturity and is convertible into the Company's common stock at $1.00 per share. The interest rate is 10.3% per annum.

The Company believes that its cash flow from operations and funds expected to be available under credit facilities will be sufficient to fund foreseeable working capital and capital expenditure requirements. However, any restriction on the availability of borrowing could negatively affect the Company's ability to meet future cash flow requirements. The Company plans to grow through the acquisition of complementary businesses, however, a significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance this would be the case.

PART II

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

         NONE.

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

                                     THE NEW WORLD POWER CORPORATION

May 14, 2001                         By: /s/ Frederic A. Mayer
                                         ---------------------
                                         Frederic A. Mayer
                                         President, Principal Accounting Officer