Form 10QSB
period 2001-06-30
NEW WORLD POWER CORPORATION
filed 2001-08-15
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

         There were 5,439,813 shares of the registrant's common stock outstanding as of June 30, 2001.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                                 PAGE(S)
                                                                                 -------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets at June 30, 2001 (unaudited)
             and December 31, 2000                                                 1

          Consolidated Condensed Statements of Operations for the Six
             Month Periods Ended June 30, 2001 and 2000 (unaudited)                2

          Consolidated Condensed Statements of Operations for the Three
             Month Periods Ended June 30, 2001 and 2000 (unaudited)                3

          Consolidated Condensed Statements of Cash Flows for the Six
             Month Periods Ended June 30, 2001 and 2000 (unaudited)                4

          Notes to Interim Consolidated Condensed Financial Statements             5

Item 2.   Management's Discussion and Plan of Operations                           9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                       12

Item 2.   Changes in Securities and Use of Proceeds                               12

Item 3.   Defaults Upon Senior Securities                                         12

Item 4.   Submission of Matters to a Vote of Security Holders                     12

Item 5.   Other Information                                                       12

Item 6.   Exhibits and Reports on Form 8-K                                        12

Signatures                                                                        13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                           JUNE 30,           December 31,
                                                                                             2001                 2000
                                                                                         -----------          ------------
                                                                                         (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                          $    156,957         $  2,877,855
     Cash restricted in use                                                                   42,343               38,242
     Accounts receivable                                                                      99,626               57,576
     Other current assets                                                                    135,004               54,487
                                                                                        ------------         ------------
TOTAL CURRENT ASSETS                                                                         433,930            3,028,160
                                                                                        ------------         ------------
Property, plant and equipment, net (including construction in progress)                   15,025,955           12,936,415
Goodwill, net of accumulated amortization                                                    476,806              485,736
Deferred project costs                                                                       175,747              190,503
                                                                                        ------------         ------------
                                                                                          15,678,508           13,612,654
                                                                                        ------------         ------------
TOTAL ASSETS                                                                            $ 16,112,438         $ 16,640,814
                                                                                        ============         ============
                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                           $  1,837,698         $  1,642,052
     Due to related parties                                                                1,664,280            2,014,280
     Deferred revenues                                                                     3,286,965            2,784,000
     Current portion of lease obligations                                                  1,010,594            1,031,567
     Current portion of long-term debt                                                       271,839              291,455
                                                                                        ------------         ------------
TOTAL CURRENT LIABILITIES                                                                  8,071,376            7,763,354
                                                                                        ------------         ------------
Long-term portion of long-term debt                                                          730,565              830,565
Long-term portion of lease obligations                                                     3,543,036            4,553,630
                                                                                        ------------         ------------
                                                                                           4,273,601            5,384,195
                                                                                        ------------         ------------
TOTAL LIABILITIES                                                                         12,344,977           13,147,549
                                                                                        ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value; authorized 40,000,000 shares;
       5,439,813 and 5,332,813 shares issued and outstanding                                  54,398               53,328
     Additional paid-in capital                                                           84,084,032           84,048,102
     Accumulated deficit                                                                 (80,370,969)         (80,608,165)
                                                                                        ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 3,767,461            3,493,265
                                                                                        ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 16,112,438         $ 16,640,814
                                                                                        ============         ============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                         2001               2000
                                                                     ----------         ----------
OPERATING REVENUE                                                    $2,526,903         $  993,191

COST OF OPERATIONS                                                    1,261,745            335,553
                                                                     ----------         ----------
GROSS PROFIT                                                          1,265,158            657,638
     Selling, general and administrative expenses                       564,589            357,142
                                                                     ----------         ----------
OPERATING INCOME                                                        700,569            300,496
                                                                     ----------         ----------
OTHER INCOME (EXPENSE):
     Interest expense                                                  (386,729)          (184,990)
     Interest income                                                      4,332                  -
     Other                                                              (68,976)            52,298
                                                                     ----------         ----------
TOTAL OTHER INCOME (EXPENSE)                                           (451,373)          (132,692)
                                                                     ----------         ----------
INCOME BEFORE TAXES                                                     249,196            167,804
     Provision for income taxes                                          12,000             10,000
                                                                     ----------         ----------
NET INCOME                                                           $  237,196         $  157,804
                                                                     ==========         ==========
BASIC AND DILUTED EARNINGS PER SHARE:
                      - Basic                                        $     0.04         $     0.03
                                                                     ==========         ==========
                      - Diluted                                      $     0.04         $     0.03
                                                                     ==========         ==========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                     5,389,786          4,780,220
                                                                     ==========         ==========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                   5,988,788          4,880,220
                                                                     ==========         ==========

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  2001                2000
                                                               ----------         ----------
OPERATING REVENUE                                              $2,229,382         $  579,060
COST OF OPERATIONS                                                982,660            123,770
                                                               ----------         ----------
GROSS PROFIT                                                    1,246,722            455,290
     Selling, general and administrative expenses                 370,337            190,554
                                                               ----------         ----------
OPERATING INCOME                                                  876,385            264,736
                                                               ----------         ----------
OTHER INCOME (EXPENSE):
     Interest expense                                            (175,078)          (147,101)
     Interest income                                                  573                  -
     Other                                                        (10,065)            47,674
                                                               ----------         ----------
TOTAL OTHER INCOME (EXPENSE)                                     (184,570)           (99,427)
                                                               ----------         ----------
INCOME BEFORE TAXES                                               691,815            165,309
     Provision for income taxes                                    12,000             10,000
                                                               ----------         ----------
NET INCOME                                                     $  679,815         $  155,309
                                                               ==========         ==========
BASIC AND DILUTED EARNINGS PER SHARE:
                      - Basic                                  $     0.12         $     0.03
                                                               ==========         ==========
                      - Diluted                                $     0.11         $     0.03
                                                               ==========         ==========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING               5,439,813          4,780,220
                                                               ==========         ==========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING             5,982,289          4,880,220
                                                               ==========         ==========

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                   2001                2000
                                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $   237,196         $   157,804
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                              353,553             112,153
        Amortization of goodwill                                                                     8,930               5,000
        Other, net                                                                                   7,000              88,401
        Amortization of deferred costs                                                               3,227               3,227
        Change in assets and liabilities, net of effect of acquisitions/disposals:
           (Increase) decrease in accounts receivable                                              (42,050)             79,443
           (Increase) in other current assets                                                      (80,517)            (54,264)
           Increase in accounts payable and accrued liabilities                                    195,646             325,884
           (Decrease) in non-current liabilities                                                         -            (100,000)
           Increase in deferred revenue                                                            502,965             968,550
                                                                                               -----------         -----------
          NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                        1,185,950           1,586,198
                                                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Modular Power Systems, net                                                           -            (541,729)
     Capital expenditures                                                                       (2,413,092)         (1,221,967)
     Deferred project costs and other                                                               11,529              (7,693)
                                                                                               -----------         -----------
          NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                                         (2,401,563)         (1,771,389)
                                                                                               -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in due to related parties                                                (350,000)            714,000
     Payment of long-term debt                                                                    (119,616)                  -
     Payment of short term notes                                                                         -            (175,000)
     Payment of lease obligations                                                               (1,031,568)           (688,077)
     Proceeds from issuance of common stock, net                                                         -             322,000
     (Increase) in restricted cash                                                                  (4,101)            (10,022)
                                                                                               -----------         -----------
          NET CASH FLOWS (USED IN)  PROVIDED BY FINANCING ACTIVITIES                            (1,505,285)            162,901
                                                                                               -----------         -----------
Net change in cash and cash equivalents                                                         (2,720,898)            (22,290)
Cash and cash equivalents at beginning of period                                                 2,877,855              39,070
                                                                                               -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                 $   156,957         $    16,780
                                                                                               ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                                               $   426,175         $   154,047
        Income taxes                                                                                     -                   -

     Non-cash transactions:
        During the six month period ended June 30, 2001, the Company issued
         7,000 shares of common stock valued at $7,000 for services rendered.

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of operations and cash flows for the six and three month periods ended June 30, 2001.

The consolidated condensed balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes presented herewith are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated condensed financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

The results of operations for the six and three month periods, ended June 30, 2001 are not necessarily indicative of the results to be expected for a full year.

The Company recognizes revenues from its call option agreements (the "Call Option Agreements") with Consumers Power Company ("Consumers") only during the second and third quarter of the year when the Call Option Agreements are in force, while it recognizes certain costs relating to its business in the period that expenses are incurred, generally each quarter.

NOTE 2 - SIGNIFICANT BUSINESS CHANGES:

(A)           BLOCK ISLAND ACQUISITION

              In January 2001, the Company signed an agreement to acquire all of the outstanding shares of Block Island Power Company, a Rhode Island regulated utility. The acquisition was contingent upon the Company's completion of due diligence and the execution of a definitive agreement. In April 2001, the parties mutually agreed to terminate discussions. As part of the initial agreement, the Company made a deposit of $100,000 and incurred costs of approximately $32,000 during the six months ended June 30, 2001. Upon termination of the agreement, the Company executed a mutual release and settlement agreement and $40,000 of the deposit was retained by Block Island Power Company. Accordingly, the Company has included the total costs of the due diligence of approximately $72,000 in the Consolidated Condensed Statement of Operations under the caption "Other Income (Expense)".

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

NOTE 2 - SIGNIFICANT BUSINESS CHANGES (CONTINUED):

(B)           MODULAR POWER SYSTEMS CONTRACT

              In December 2000, the Company through its Modular Power Systems subsidiary ("Modular") signed a new one-year Call Option Agreement to provide 46.4 MW of electricity to Consumers. This agreement, representing a new project to be built and known as Modular 2, is separate and incremental from the Company's other existing Call Option Agreements with Consumers, representing existing operating projects known as Modular 1: See "Item 2 Management's Discussion" below. Under the Modular 2 Call Option Agreement, the Company received $2,784,000 and recorded that amount as deferred revenues (See Note 5 - Deferred Revenues). Under the terms of the Modular 2 Call Option Agreement, the Company can use its Modular 1 project to provide the required energy to satisfy any calls on Modular 2 until it is built. The Company hopes to extend the Modular 2 Call Option Agreement for an incremental five years, and build a permanent project. To this end, during 2001, the Company has expended funds to pay for the development, procurement and construction of a permanent Modular 2 project, including the acquisition of the necessary permits to begin construction of the projects as well as the procurement of essential long lead- time equipment and other items for the projects, totaling approximately $2.0 million. As mentioned above, the Company must obtain the right to a five-year extension of the Modular 2 Call Option Agreement and will need to obtain additional funds in order to complete the procurement of the Modular 2 project and the purchase of the Modular 2 Call Option Agreements. There is no guarantee that it will be able to successfully do so. If the Company is unable to obtain the means of successfully completing these tasks, it would be forced to cancel the planned construction of Modular 2 and expense the cost of its development and procurement to date. The Company has recorded approximately $600,000 in additional expense in the second quarter to reflect some of these potential costs. See Subsequent Events footnote to the Consolidated Condensed Financial Statements.

NOTE 3 - DUE TO RELATED PARTIES:

As part of the acquisition of Modular (Modular 1) on March 9, 2000, the former owners held a note receivable with a principal balance of $350,000. The note bears interest at 5% per annum and matured March 1, 2001. In January 2001, the Company repaid the entire note outstanding.

In July 1998, the Company obtained a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex (altogether, "Synex"). Synex provided the Company with $1,000,000 in the form of a convertible debenture which matured on June 30, 2001. The convertible debenture is secured by a first mortgage position on Wolverine Power Corporation ("Wolverine"), a wholly owned subsidiary of the Company. The Company and Synex have been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, subsequent to the balance sheet date, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to September 30, 2001.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

NOTE 3 - DUE TO RELATED PARTIES (CONTINUED):

In connection with the acquisition of Modular 1 in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to June 30, 2001. In August 2001, subsequent to the balance sheet date, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to September 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with this transaction, Strategic advanced to the Company an additional amount of approximately $125,000 as part of the Strategic Bridge Notes. See Subsequent Events in the Notes to the Interim Consolidated Condensed Financial Statements.

NOTE 4 - MORTGAGE PAYABLE:

In January 1999, the Company executed a note in the principal amount of $275,000 with interest payable at 7.5% per annum secured by a third lien position on Wolverine. Payments are to be made in six equal semi-annual installments due on June 30 and December 31 of each year. The maturity date was to be December 31, 2001. As of June 30, 2001, the Company was in default on this obligation for approximately $52,000, which represents the payment, which was due June 30, 2001. To date, the Company has not received a default notification from the lender.

NOTE 5 - DEFERRED REVENUE:

On December 27, 2000, the Company received a payment of $2,784,000 from Consumers with respect to Modular 2 (See Note 2(b)) in accordance with the provisions of the Call Option Agreement between the parties dated December 14, 2000. The payment represents revenues for having available capacity from May 1 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue and has and will recognize it as operating revenues in the periods earned between May 1 and September 30, 2001.

In January and May of 2001, the Company received two payments from Consumers in accordance with the provisions of the Call Option Agreement between the parties regarding the two contracts signed for the Company's existing Modular 1 projects at Alma, Coldwater and Chelsea, Michigan. The payment represents the annual revenues to the Company for having installed capacity available from May 1 to September 30, at Modular 1 for each year through 2005. Accordingly, the Company recorded the payment as deferred revenue and has and will recognize it as operating revenues in the periods earned.

The Company recognized $1,868,455 in operating revenues under all of the Call Option Agreements described above for the period ended June 30, 2001 and expects to recognize the remainder of the Call Option Agreement revenues as operating revenues in the third quarter.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY TRANSACTIONS:

In January 2001, the Company issued 7,000 shares of common stock valued at $7,000 to an independent contractor for services rendered. In addition, on March 31, 2001, the Company issued 100,000 shares of common stock as a result of its President exercising certain of his options. In April 2001, the Company issued 50,000 shares of common stock valued at $30,000 to an independent contractor for services rendered.

NOTE 7 - SUBSEQUENT EVENTS:

     (A)      ADDITIONAL FINANCING

              In August 2001, the Company borrowed approximately $125,000 from the Strategic Electric Power Fund, LLC, an existing lender ("Strategic"). As consideration for Strategic to provide incremental funds to the Company, the Company agreed to secure the entire amount of the Strategic Bridge Notes (See Note 3-Due to Related Parties) with a third lien position on Wolverine and a second lien position on Modular. The Strategic Bridge Notes have a maturity date of September 30, 2001 and bear interest at 8% per annum, payable in kind.

       (B)    SERVICES AGREEMENT

              The Company also entered into a renewed Financial Advisory, Merger and Acquisition and Strategic Planning Services Agreement with Kuhns Brothers ("Kuhns Brothers"), an investment firm affiliated with Strategic. The Agreement calls for Kuhns Brothers to provide certain services to the Company, including but not limited to project financing, equity financing, acquisition/disposition services and strategic advisory services and outlines the related fee arrangements. The services agreement is for a term of twenty-four months with an evergreen clause.

       (C)    PERFORMANCE UNDER CALL OPTION AGREEMENTS

              In late July and early August 2001, the state of Michigan (the location of the Modular Project) suffered extremely hot weather conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the Modular 2 Call Option Agreements. Since Modular 2 was not yet fully constructed and because of certain equipment failures at Modular 1, the Company was unable to provide the required power and is subject to penalties payable to Consumers in the amount of approximately $350,000, which will be reflected as an expense in the third quarter of 2001, the period in which the power was to be provided.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION

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

The Company currently owns and operates two subsidiaries; Michigan based Wolverine Power Corporation ("Wolverine") and Modular. Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.50 megawatt hydroelectric plant near Bay City, Michigan; Modular owns 43 megawatts of mobile, trailer mounted and containerised diesel-fired electric generating facilities constituting the Modular 1 project at three sites in Coldwater, Chelsea and Alma, Michigan. In December 2000, the Company signed a Call Option Agreement for an additional 46 MW under a one-year Call Option with Consumers Energy constituting a project named Modular 2. The Company is negotiating to purchase certain interests, including an existing 5-year contract and certain equipment, sites and interconnection rights to permanently develop and construct Modular 2. There is no guarantee that the Company will be able to successfully complete this transaction; if it does not, it may incur substantial expenses with respect to expenditures and obligations incurred on Modular 2 to date. (See
Note 2(b)).

This quarterly report of Form 10QSB discusses certain matters that may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to, (i) changes in government regulations, including the anticipated deregulation of the electric energy industry, (ii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as failure to obtain financing and the necessary permits to operate, (iii) cost estimates are preliminary and actual cost may be higher than estimated, (iv) the assurance that the Company will be able to acquire or develop additional plants, and (v) the risks associated with selling power from power plants in the newly competitive energy market. Prospective investors are also referred to the other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated condensed financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

REVENUES

Revenues increased to $2,526,903 for the six months ended June 30, 2001 from $993,191 for the six months ended June 30, 2000. Revenues increased to $2,229,382 for the three months ended June 30, 2001 from $579,060 for the three months ended June 30, 2000. Such increases in revenues were due primarily to the increase in the operating revenues generated as a result of the Modular 2 Call Option Agreement. The Company also recognized approximately $10,000 in revenues from a spot market contract with a utility other than Consumers.

SEASONALITY OF PROJECT REVENUES

Hydroelectric generating revenues are seasonal. The spring in North America is the time of maximum hydroelectric output, while fall and winter also experience reasonable flows; the summer months are dry and generally unproductive. Hydroelectric power production can also vary from year to year based on changes in meteorological conditions. Operating revenues at Modular are generally recognized in the periods earned, usually the second and third calendar quarters.

COST OF OPERATIONS

The costs of operations increased for the six months ended June 30, 2001 to $1,261,745 as compared to $335,553 during the six months ended June 30, 2000, mainly as a result of the increased costs associated with the Company's Modular facilities, which primarily consists of depreciation expense. The costs of operations increased for the three months ended June 30, 2001 to $982,660 as compared to $123,770 during the three months ended June 30, 2000, mainly as a result of the Company's Modular facilities, which primarily consists of depreciation. Wolverine's cost of operations remained constant between the years.

SELLING, GENERAL AND ADMINISTRATIVE

These expenses increased during the six months ended June 30, 2001 to $564,589, as compared to $357,142 during the six months ended June 30, 2000. The increase was primarily a result of increases in professional fees at the corporate level and an increase in general and administrative costs for Modular. These expenses increased for the three months ended June 30, 2001 to $370,337, as compared to $190,554 during the three months ended June 30, 2000. Included in expenses for the three months ended June 30, 2001 were certain costs associated with the annual shareholders meeting and additional legal and professional fees pertaining to the proxy and annual report filings as well as the amending of an existing registration statement.

OTHER INCOME AND EXPENSES

During the six months ended June 30, 2001, the Company recorded other expense-net of $451,373, as compared to other expense-net of $132,692 for the six months ended June 30, 2000. During the three months ended June 30, 2001, the Company recorded other expense-net of $184,570, as compared to other expense-net of $99,427 during the three months ended June 30, 2000. Interest expense for the six months ended June 30, 2001 increased to $386,729 from $184,990 for the six months ended June 30, 2000. Interest expense for the three months ended June 30, 2001 increased to $175,078 from $147,101 for the three months ended June 30, 2000, in line with the incurring of additional debt for the acquisition of equipment for Modular 2. The other expense for the six and three month periods ended June 30, 2001 was primarily a result of the expenses incurred in the terminated acquisition of Block Island Power Company.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow provided by operations was $1,185,950 for the six-month period ended June 30, 2001 and $1,586,198 was provided by operations for the six-month period ended June 30, 2000.

The Company also has a convertible debt instrument, which would provide up to $1.0 million to the Company. The convertible debenture, with an original maturity date of June 30, 2001, has been extended to September 30, 2001. The convertible debenture requires interest only payments monthly until maturity and is convertible into the Company's common stock at $1.00 per share. The interest rate is 10.3% per annum.

The Company believes that its cash flow from operations and funds expected to be available under credit facilities will be sufficient to fund foreseeable working capital. However, any restriction on the availability of borrowings could negatively affect the Company's ability to meet future cash flow requirements. If the financing of Modular 2 is not successful, the Company may experience liquidity difficulties in paying for the costs incurred.

PART II

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of Stockholders on May 15, 2001. The following proposals were adopted by the votes indicated.

(1) Election of the following directors to serve as directors until the 2002 annual meeting of shareholders.

                      Nominees                   Votes for           Votes against            Votes withheld
                      --------                   ---------           -------------            --------------
         Herbert L. Oakes, Jr.                   2,892,624                 0                         0
         John D. Kuhns                           2,892,624                 0                         0
         Frederic A. Mayer                       2,892,624                 0                         0
         Alan W. Stephens                        2,892,624                 0                         0
         Gregory J. Sunell                       2,892,624                 0                         0
         Richard F. Albosta                      2,892,624                 0                         0
         Gerald R. Cummins                       2,892,624                 0                         0
         Robert F. Hussey                        2,892,624                 0                         0

(2) Appointment of Lazar Levine & Felix , LLP as independent auditors for the fiscal year ended December 31, 2001.

         Votes for             Votes against              Votes withheld
         ---------             -------------              --------------
         2,892,624                   0                          0

(3) To increase the number of shares subject to the 1993 Stock Option Plan From 500,000 to 1,300,000.

         Votes for            Votes against               Votes withheld
         ---------             -------------              --------------
         2,629,929                 440                       262,255

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

                                     THE NEW WORLD POWER CORPORATION

August 15, 2001                      By: /s/ Frederic A. Mayer
                                     ---------------------
                                     Frederic A. Mayer
                                     President and Principal Accounting Officer