Form 10QSB
period 2001-09-30
NEW WORLD POWER CORPORATION
filed 2001-11-15
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number 0-18260

                         THE NEW WORLD POWER CORPORATION
                        ---------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                               52-1659436
               --------                               ----------
   (State or Other Jurisdiction of         (IRS Employer Identification No.)
    Incorporation or Organization)

              The Farmhouse 558 Lime Rock Road, Lime Rock Ct. 06039
              -----------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)

                                 (860) 435-7000
                                 --------------
                            Issuer's Telephone Number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___.

         There were 5,439,813 shares of the registrant's common stock outstanding as of September 30, 2001.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -


                                                                                              Page(s)
                                                                                              -------
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets at September 30, 2001 (unaudited)
                  and December 31, 2000                                                           1

               Consolidated Condensed Statements of Operations for the Nine
                 Month Periods Ended September 30, 2001 and 2000 (unaudited)                      2

               Consolidated Condensed Statements of Operations for the Three
                  Month Periods Ended September 30, 2001and 2000 (unaudited)                      3

               Consolidated Condensed Statements of Cash Flows for the Nine
                 Month Periods Ended September 30, 2001 and 2000 (unaudited)                      4

               Notes to Interim Consolidated Condensed Financial Statements                       5

Item 2.        Management's Discussion and Plan of Operations                                    10

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 13

Item 2.        Changes in Securities and Use of Proceeds                                         13

Item 3.        Defaults Upon Senior Securities                                                   13

Item 4.        Submission of Matters to a Vote of Security Holders                               13

Item 5.        Other Information                                                                 13

Item 6.        Exhibits and Reports on Form 8-K                                                  13

Signatures                                                                                       14

PART I. Financial Information
Item 1. Financial Statements

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        - ASSETS -

                                                                                 September 30,         December 31,
                                                                                      2001                 2000
                                                                                ---------------     ----------------
                                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $        1,107       $    2,877,855
     Cash restricted in use                                                              26,879               38,242
     Accounts receivable                                                                 34,613               57,576
     Other current assets                                                                     -               54,487
                                                                                 --------------       --------------
TOTAL CURRENT ASSETS                                                                     62,599            3,028,160
                                                                                 --------------       --------------

Property, plant and equipment, net                                                   14,541,308           12,936,415
Goodwill, net of accumulated amortization                                               472,341              485,736
Deferred project costs                                                                  174,134              190,503
                                                                                 --------------       --------------
                                                                                     15,187,783           13,612,654
                                                                                 --------------       --------------
TOTAL ASSETS                                                                     $   15,250,382       $   16,640,814
                                                                                 ==============       ==============

                                       - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                    $    2,959,130       $    1,642,052
     Due to related parties                                                           1,905,369            2,014,280
     Deferred revenues                                                                        -            2,784,000
     Current portion of lease obligations                                             1,010,595            1,031,567
     Current portion of long-term debt                                                  958,082              291,455
                                                                                 --------------       --------------
TOTAL CURRENT LIABILITIES                                                             6,833,176            7,763,354
                                                                                 --------------       --------------

Long-term portion of long-term debt                                                           -              830,565
Long-term portion of lease obligations                                                3,543,036            4,553,630
                                                                                 --------------       --------------
                                                                                      3,543,036            5,384,195
                                                                                 --------------       --------------

TOTAL LIABILITIES                                                                    10,376,212           13,147,549
                                                                                 --------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value; authorized 40,000,000 shares; 5,439,813 and
       5,332,813 shares issued and outstanding                                           54,398               53,328
     Additional paid-in capital                                                      84,084,032           84,048,102
     Accumulated deficit                                                            (79,264,260)         (80,608,165)
                                                                                 --------------       --------------
TOTAL STOCKHOLDERS' EQUITY                                                            4,874,170            3,493,265
                                                                                 --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   15,250,382       $   16,640,814
                                                                                 ==============       ==============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                      2001              2000
                                                                   ----------        ----------
OPERATING REVENUE                                                  $5,900,605        $3,303,812

COST OF OPERATIONS                                                  3,162,128         1,139,893
                                                                   ----------        ----------

GROSS PROFIT                                                        2,738,477         2,163,919

     Project development expenses                                          --             4,401

     Selling, general and administrative expenses                     727,424           635,778
                                                                   ----------        ----------
OPERATING INCOME                                                    2,011,053         1,523,740
                                                                   ----------        ----------

OTHER INCOME:
     Interest expense                                                (539,627)         (422,342)
     Interest income                                                    4,333                --
     Other                                                             13,146            92,069
                                                                   ----------        ----------
TOTAL OTHER INCOME (EXPENSE)                                         (522,148)         (330,273)
                                                                   ----------        ----------

INCOME BEFORE TAXES                                                 1,488,905         1,193,467

     Provision for income taxes                                       145,000           110,000
                                                                   ----------        ----------
NET INCOME                                                         $1,343,905        $1,083,467
                                                                   ==========        ==========

BASIC AND DILUTED EARNINGS PER SHARE:
     Net earnings from continuing operations available to
       common stockholders - Basic                                 $     0.25        $     0.22
                                                                   ==========        ==========
                           - Diluted                               $     0.24        $     0.22
                                                                   ==========        ==========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                   5,406,828         4,903,246
                                                                   ==========        ==========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                 5,700,831         4,919,485
                                                                   ==========        ==========

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                       2001              2000
                                                                  -------------      -------------
OPERATING REVENUE                                                 $   3,373,702      $   2,310,621

COST OF OPERATIONS                                                    1,900,383            804,340
                                                                  -------------      -------------

GROSS PROFIT                                                          1,473,319          1,506,281

     Project development expenses                                             -              4,401

     Selling, general and administrative expenses                       162,835            278,636
                                                                  -------------      -------------
OPERATING INCOME                                                      1,310,484          1,223,244
                                                                  -------------      -------------

OTHER INCOME (EXPENSE):
     Interest expense                                                  (152,897)          (237,352)
     Other                                                               82,122             39,771
                                                                  -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                            (70,775)          (197,581)
                                                                  -------------      -------------

INCOME BEFORE TAXES                                                   1,239,709          1,025,663

     Provision for income taxes                                         133,000            100,000
                                                                  -------------      -------------
NET INCOME                                                        $   1,106,709      $     925,663
                                                                  =============      =============

BASIC AND DILUTED EARNINGS PER SHARE:
     Net earnings from continuing operations available to
       common stockholders  - Basic                               $         0.20     $         0.18
                                                                  ==============     ==============
                            - Diluted                             $         0.20     $         0.18
                                                                  ==============     ==============
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                      5,439,813          5,146,625
                                                                  ==============     ==============
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                    5,520,803          5,195,343
                                                                  ==============     ==============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                                  2001                2000
                                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                               $ 1,343,905       $ 1,083,467
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                             524,718           280,693
        Amortization of goodwill                                                                   13,395             9,465
        Other, net                                                                                 88,401
        Amortization of deferred costs                                                             16,369            12,685
        Change in assets and liabilities, net of effect of acquisitions/disposals:
           (Increase) in accounts receivable                                                       22,963           116,264
           (Increase) decrease in other current assets                                             54,487           (42,589)
           Increase in accounts payable and accrued liabilities                                 1,317,078           663,583
           Increase in income taxes payable                                                            --           110,000
           (Decrease) in deferred revenue                                                      (2,784,000)
                                                                                              -----------       -----------
          Net cash flows provided by operating activities                                         508,915         2,321,969
                                                                                              -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Modular Power Systems, net                                                         --          (541,729)
     Capital expenditures                                                                      (2,129,611)       (2,467,800)
                                                                                              -----------       -----------
          Net cash flows (used in) investing activities                                        (2,129,611)       (3,009,529)
                                                                                              -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in due to related parties                                               (108,911)          714,000
     Increase(decrease) of long-term debt                                                        (163,938)          956,346
     Payment of short term notes                                                                       --          (375,000)
     Payment of capital lease obligations                                                      (1,031,566)       (1,017,777)
     Proceeds from issuance of common stock, net                                                   37,000           441,200
     (Increase) decrease in restricted cash                                                        11,363           (29,207)
                                                                                              -----------       -----------
          Net cash flows provided by (used in) financing activities                            (1,256,052)          689,562
                                                                                              -----------       -----------
Net change in cash and cash equivalents                                                        (2,876,748)            2,002
Cash and cash equivalents at beginning of period                                                2,877,855            39,070
                                                                                              -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                $     1,107       $    41,072
                                                                                              ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest paid                                                                         $   306,261       $   351,314
        Income taxes paid                                                                              --                --

     Non-cash transactions:
        During the nine month period ended September 30, 2001, the Company issued 7,000 shares of common stock valued at $7,000 for services rendered

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of operations and cash flows for the nine and three month periods ended September 30, 2001.

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

The results of operations for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for a full year. The Company recognizes revenues from its call option agreements (the "Call Option Agreements") with Consumers Power Company ("Consumers") only during the second and third quarters of the year when the Call Option Agreements are in force, while it recognizes certain costs relating to its business in the period that expenses are incurred, generally each quarter.


Recent Accounting Pronouncement:

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules the pooling of interests method of accounting for business combinations is no longer allowed and goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt these new standards for 2002.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

NOTE 2 - SIGNIFICANT BUSINESS CHANGES:

(A)      Block Island Acquisition
In January 2001, the Company signed an agreement to acquire all of the outstanding shares of Block Island Power Company, a Rhode Island regulated utility. The acquisition was contingent upon the Company's completion of due diligence and the execution of a definitive agreement. In April 2001, the parties mutually agreed to terminate discussions. As part of the initial agreement, the Company made a deposit of $100,000 and incurred costs of approximately $32,000 during the nine months ended September 30, 2001. Upon termination of the agreement, the Company executed a mutual release and settlement agreement and $40,000 of the deposit was retained by Block Island Power Company. Accordingly, the Company has included the total costs of the due diligence of approximately $72,000 in the Consolidated Condensed Statement of Operations under the caption "Other Income (Expense)".

(B)      Modular Power Systems Contract
In December 2000, the Company through its Modular Power Systems subsidiary ("Modular") signed a new one-year Call Option Agreement to provide 46.4 MW of electricity to Consumers (this agreement, representing a new project to be built and known as Modular 2, is separate and incremental from the Company's other, existing Call Option Agreements with Consumers, representing existing operating projects known as Modular 1: See "Item 2 Management's Discussion" below. Under the Modular 2 Call Option Agreement, the Company received $2,784,000 and recorded that amount as deferred revenues (See Note 5 - Deferred Revenues). Under the terms of the Modular 2 Call Option Agreement, the Company can use its Modular 1 project to provide the required energy to satisfy any calls on Modular 2 until it is built. The Company hopes to extend the Modular 2 Call Option Agreement for an incremental five years, and build a permanent project. To this end, during 2001, the Company expended funds to pay for the development, procurement and construction of a permanent Modular 2 project, including the acquisition of the necessary permits to begin construction of the projects as well as the procurement of essential long lead- time equipment and other items for the projects, totaling approximately $2.0 million. The Company tried to obtain the right to a five-year extension of the Modular 2 Call Option Agreement. The Company needed to obtain additional funds in order to complete the procurement of the Modular 2 project and the purchase of the Modular 2 Call Option Agreements. The Company was unable to obtain the means to successfully complete the above tasks and is forced to cancel the planned construction of Modular 2 and reduce the cost of its development and procurement expenditures to date to net realizable value. The Company has recorded approximately $600,000 in additional expense in the second quarter and approximately $550,000 in the third quarter to reflect the write-down to net realizable value of these assets.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

NOTE 3 - DUE TO RELATED PARTIES:

As part of the acquisition of Modular, on March 9, 2000, the former owners held a note receivable with a principal balance of $350,000. The note bears interest at 5% per annum and matured March 1, 2001. In January 2001, the Company repaid the entire note outstanding.

In July 1998, the Company obtained a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex (altogether, "Synex"). Synex provided the Company with $1,000,000 in the form of a convertible debenture which originally matured on July 1, 2001. The convertible debenture is secured by a first mortgage position on Wolverine. The Company and Synex have been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 has been agreed to by the Company and Synex.

In connection with the acquisition of Modular in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001 and subsequent to the balance sheet date, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with this transaction, Strategic advanced the Company an additional amount of approximately $125,000.

NOTE 4 - MORTGAGE PAYABLE:

In January 1999, the Company executed a note in the principal amount of $275,000 with interest payable at 7.5% per annum secured by a third lien position on Wolverine. Payments are to be made in nine equal installments due on June 30 and December 31 of each year. The maturity date was December 31, 2001. As of September 30, 2001, the Company is in default on this obligation for approximately $26,000, which represents the payment that was due prior to September 30, 2001. To date, the Company has not received a default notification from the lender and management believes that the lender has no intention of calling the loan at this time.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

NOTE 5 - DEFERRED REVENUE:

On December 27, 2000, the Company received a payment of $2,784,000 from Consumers with respect to Modular 2 (See Note 2(B)) in accordance with the provisions of the Call Option Agreement between the parties dated December 14, 2000. The payment represents revenues for having available capacity from May 1 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue and has recognized it as operating revenues in the periods earned between May 1 and September 30, 2001.

In January and May of 2001, the Company received two payments from Consumers in accordance with the provisions of the Call Option Agreement between the parties regarding the two contracts signed for the Company's existing Modular 1 projects at Alma, Coldwater and Chelsea, Michigan. The payment represents the annual revenues to the Company for having installed capacity available from May 1 to September 30, at Modular 1 for each year through 2005. Accordingly, the Company recorded the payment as deferred revenue and has recognized it as operating revenues in the periods earned.

The Company recognized $5,214,144 in operating revenues under all of the Call Option Agreements described above for the nine month period ended September 30, 2001.

NOTE 6 - STOCKHOLDERS' EQUITY TRANSACTIONS:

In January 2001, the Company issued 7,000 shares of common stock valued at $7,000 to an independent contractor for services rendered. In addition, on March 31, 2001, the Company issued 100,000 shares of common stock as a result of its President exercising certain of his options.


NOTE 7 - PERFORMANCE UNDER CALL  OPTION AGREEMENTS

         In late July and early August 2001, Michigan suffered through extremely hot weather conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the Call Option Agreements. Because Modular 2 was not fully operational and also because of certain equipment failures at Modular 1, the Company is subject to liquidated damages payable to Consumers in the amount of approximately $700,000 which is reflected as an expense in the third quarter of 2001. There are certain mitigating factors that are currently being discussed with Consumers as well as other parties which should have an impact on the total liquidated damages the Company will be required to pay.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

NOTE 8 - SERVICES AGREEMENT

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


NOTE 9 - WORKING CAPITAL DEFICIT

At September 30, 2001 the Company balance sheet reflected negative working capital of approximately $6,770,000. Management is attempting to sell certain assets to eliminate a portion of current liabilities and is seeking a strategic partner to allow the completion of Modular 2.

ITEM 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS

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

The Company currently owns and operates two subsidiaries; Michigan based Wolverine Power Corporation ("Wolverine") and Modular. Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.50 megawatt hydroelectric plant near Bay City, Michigan; Modular owns 43 megawatts of mobile, trailer mounted and containerised diesel-fired electric generating facilities constituting the Modular 1 project at three sites in Coldwater, Chelsea and Alma, Michigan. In December 2000, the Company signed a Call Option Agreement for an additional 46 MW under a one-year Call Option with Consumers Energy constituting Modular 2. The Company was negotiating to purchase certain interests, including an existing 5-year contract and certain equipment, sites and interconnection rights to permanently develop and construct Modular 2.The Company was not successful in completing this transaction and accordingly, has written down to net realizable value the expenditures and obligations incurred on Modular 2 to date. (See Note 2(B) of Notes to Financial Statements). In addition, the Company is currently seeking a strategic investor to complete the Modular 2 projects or a sale of its Modular 2 assets.

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

Results of Operations

The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

Revenues

Revenues increased to $5,900,605 for the nine months ended September 30, 2001 from $3,303,812 for the nine months ended September 30, 2000. Revenues increased to $3,373,702 for the three months ended September 30, 2001 from $2,310,621 for the three months ended September 30, 2000. Such increases in revenues were due primarily to the increase in the operating revenues generated as a result of the Modular 2 Call Option Agreement. The Company also recognized approximately $10,000 in revenues from a spot market contract with a utility other than Consumers.

Seasonality of Project Revenues

Hydroelectric generating revenues are seasonal. The spring in North America is the time of maximum hydroelectric output, while fall and winter also experience reasonable flows; the summer months are dry and generally unproductive. Hydroelectric power production can also vary from year to year, based on changes in meteorological conditions. Operating revenues at Modular are generally recognized in the periods earned, usually the second and third quarters.


Cost of operations

The costs of operations increased for the nine months ended September 30, 2001 to $3,162,128 as compared to $1,139,893 during the nine months ended September 30, 2000, mainly as a result of the increased costs associated with the Company's Modular facilities, which primarily consists of fuel expense, write down of assets to net realizable value (mentioned above) and a liquidated damage performance accrual (See Notes to Financial Statements). The costs of operations increased for the three months ended September 30, 2001 to $1,900,383 as compared to $804,340 during the three months ended September 30, 2000, mainly as a result of the Company's Modular facilities, which primarily consists of depreciation and maintenance expense. Wolverine's cost of operations remained relatively constant between the years.

Project development expense

No project development expenses were incurred during the nine-month period ended September 30, 2001 or the three-month period ended September 30, 2001.

Selling, general and administrative

These expenses increased during the nine months ended September 30, 2001 to $727,424, as compared to $635,778 during the nine months ended September 30, 2000. The increase was primarily a result of increases in professional fees at the corporate level and an increase in general and administrative costs for Modular. These expenses decreased for the three months ended September 30, 2001 to $162,835, as compared to $278,636 during the three months ended September 30, 2000. The decrease is primarily due to a decrease in professional and consulting fees.

Other income and expenses

During the nine months ended September 30, 2001, the Company recorded other expense-net of $522,148, as compared to other expense-net of $330,273 for the nine months ended September 30, 2000. During the three months ended September 30, 2001, the Company recorded other expense-net of $70,775, as compared to other expense-net of $197,581 during the three months ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 increased to $539,627 from $422,342 for the nine months ended September 30, 2000. Interest expense for the three months ended September 30, 2001 decreased to $152,897 from $237,352 for the three months ended September 30, 2000. The other expense for the nine and three month periods ended September 30, 2001 was primarily a result of the expenses incurred in the unsuccessful acquisition of Block Island Power Company. See Note 2(A) of Notes to Financial Statements.

Liquidity and Capital Resources

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow provided by operations was $508,915 for the nine-month period ended September 30, 2001 and $2,321,969 was provided by operations for the nine-month period ended September 30, 2000.

The Company also has a convertible debt instrument, which provided up to $1.0 million to the Company. The convertible debenture originally matured on July 1, 2001, and has been extended to November 1, 2001. The convertible debenture requires interest only payments monthly until maturity and is convertible into the Company's common stock at $1.00 per share. The interest rate is 10.3% per annum.

The Company believes that its cash flow from operations and asset sales will be sufficient to fund foreseeable working capital. However, restrictions on the Company's cash flow from operations and asset sales due to the Company's unsuccessful attempts to finance its Modular 2 projects and the related vendor obligations on Modular 2 could force the Company to experience liquidity difficulties. The Company continues to seek a strategic partner to allow it to complete the Modular 2 project and is also seeking a buyer for its Modular 2 assets.

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

                         THE NEW WORLD POWER CORPORATION

       November 7, 2001          by: /s/ Frederic A. Mayer
                                     ---------------------
                                     Frederic A. Mayer
                                     President and Principal Accounting Officer