Form 10KSB
period 2001-12-31
NEW WORLD POWER CORPORATION
filed 2002-04-15
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001       Commission file number 0-18260


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



                                  THE FARMHOUSE
                               558 LIME ROCK ROAD
                              LIME ROCK, CT 06039
                                 (860) 435-7000
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended                   December 31, 2001
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________  to  _________________

Commission File Number          0-18260
                        -----------------------

                         The New World Power Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       52-1659436
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     The Farmhouse 558 Lime Rock Road, Lime Rock, Connecticut       06039
--------------------------------------------------------------------------------
           (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code          (860) 435-7000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                             --------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2001 was $3,598,034 based on the closing price of $1.24 per share. The number of shares outstanding of the registrant's Common Stock as of December 31, 2001 was 5,439,813.

DOCUMENTS INCORPORATED BY REFERENCE:


                                                         Table of Contents

       PART I                                                                                                    Page

                Item 1.   Business                                                                                 1

                Item 2.   Properties                                                                               8

                Item 3.   Legal Proceedings                                                                        9

                Item 4.   Submission of Matters to a Vote of Security Holders                                      9

       PART II

                Item 5.   Market for Registrant's Common Equity
                          and Related Stockholder Matters                                                         10

                Item 6.   Management's Discussion and Analysis
                          of  Results of Operations                                                               10

                Item 7.   Financial Statements                                                                    13

                Item 8.   Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure                                                  13

       PART III

                Item 9.   Directors and Executive Officers of the Registrant                                      14

                Item 10.  Executive Compensation                                                                  17

                Item 11.  Security Ownership of Certain
                          Beneficial Owners and Management                                                        20

                Item 12.  Certain Relationships and Related Transactions                                          22

       PART IV

                Item 13.  Exhibits and Reports on Form 8-K                                                        24

       Index to Consolidated Financial Statements and
       Financial Statement Schedule                                                                              F-1

       Signatures                                                                                                S-1

                                     PART 1
       This report discusses certain matters that may be considered "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Including statements regarding intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to, (i) changes in government regulations, including deregulation of the electric energy industry, (ii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as failure to obtain financing and the necessary permits to operate, (iii) cost estimates are preliminary and actual cost may be higher than estimated, (iv) the assurance that the Company will be able to acquire or develop additional plants, and (v) the risks associated with selling power from power plants in the newly competitive energy market. There can be no assurance that the Company will be successful in implementing its business plan, nor can it be determined with certainty whether the Company will have sufficient capital to fund operations. In addition, there can be no assurance, however, that the Company can maintain profitability or complete any acquisitions on terms acceptable to the Company, if at all. Prospective investors are also referred to the other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS

I. INTRODUCTION

       The New World Power Corporation ("New World" or the "Company") is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical capacity and energy to major utilities under long-term and mid-term power purchase agreements ("PPA's").

       The Company is organized as a holding company. Each electric power generating facility or discreet group of facilities is owned by a separate corporate entity. Executive management, legal, accounting, financial and administrative matters are provided at the holding company level. Operations are conducted at the subsidiary level.

       The Company currently operates two wholly owned subsidiaries, Wolverine Power Corporation ("Wolverine") and Modular Power Systems, L.L.C. ("Modular"). Wolverine owns 4 hydroelectric plants near Edenville, Michigan capable of producing 10.5 megawatts ("MW"); Modular owns 43 MW of mobile, trailer mounted and containerised diesel-fired electric generating facilities at three sites in Alma, Chelsea, and Coldwater, Michigan. In June 2000, the Company exchanged the ownership of The New World Power Company Limited located in the United Kingdom for certain outstanding convertible notes. The New World Power Company Limited owned a 3 MW wind farm in England, known as Caton Moor.

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


                                                                Approximate       Power
       Name              Location                       Type     Capacity         Purchaser       Status

    Modular         Various sites, Michigan            Diesel     43.05 MW        Consumers      Operating
    Wolverine       Midland, Michigan                  Hydro      10.50 MW        Consumers      Operating


MODULAR

         Modular Diesel Facilities. Modular owns three generating facilities developed in 1999 and 2000 and located in Alma, Chelsea and Coldwater, Michigan ("Modular I").

         The Alma facility is a 19.6 MW facility, housed in a permanent, 6,000 square foot Butler-type building in the Alma North Industrial Park. The Alma generating equipment consists of five Caterpillar 3516B diesel engine generator sets, two combustion turbines and related switchgear.

         The Chelsea facility is a 3.4 MW facility consisting of 3 trailer mounted Caterpillar 3512 diesel generator sets and related switchgear. The trailer mounted generating equipment at Chelsea can be mobilized in one day.

         The Coldwater facility is a 20 MW facility consisting of nine trailer-mounted and/or containerised Caterpillar 3516's, one Cummins generator set and related switchgear.

         Capacity and energy from the Modular I facilities is sold to Consumers Power Company ("Consumers") under 2 similar PPAs that expire in 2005 ("the Modular I PPA's"). Pursuant to the Modular I PPAs, Modular is obligated to be available for the delivery of standby capacity and energy from its facilities from June 1 to September 30 of each year of the PPAs (May 1 for the Alma facility). Consumers is obligated to make a capacity payment of approximately $1.1 million to Modular with respect to the Alma facility in January of each year and an approximately $1.3 million capacity payment with respect to the Coldwater and Chelsea facilities in May of each year. In addition, if called on to run by Consumers, Consumers is obligated to pay Modular for up to 400 hours of energy produced and sold from each facility (Coldwater and Chelsea) (450 hours at Alma) annually at a rate described in the Modular I PPAs, which is adjusted for fuel prices. Modular is not obligated to sell more than 400 hours of energy to Consumers from the Coldwater and Chelsea facilities and 450 hours of energy from the Alma facility in each calendar year.

         The Company also expects from time to time to generate additional energy revenues with respect to its Alma, Chelsea and Coldwater facilities in the off-season. After October 1, and prior to June 1, the Company expects to seek parties interested in paying to contract any or all of its Modular's power generation equipment/facilities. For the years ended December 31, 2001 and 2000, the Company generated approximately $10,000 and $500,000, respectively from power generation equipment contracted by another utility other than Consumers.

         On December 14, 2000, Modular signed a new one-year PPA to provide 46.4 MW of capacity and related energy to Consumers ("the Modular II PPA"). The Modular II PPA with Consumers required the Company to provide 46.4 MW of peaking capacity for the period from May 1, 2001 through September 30, 2001 when called upon to supply. Under the Modular II PPA the Company was to supply capacity and energy from any available source including its Modular I facilities. The Company received $2,784,000 from Consumers for capacity provided pursuant to the Modular II PPA, which it appropriately recorded as deferred revenues in the financial statements at December 31, 2000 and recognized the revenues over the periods earned. The Company hoped to extend the Modular II PPA for an incremental five years and with such extended PPA in place, the Company expected to finance and build permanent facilities. The Company retained agents to petition Consumers for an extension of the PPA. During 2001, the Company expended funds to pay for the development, procurement and construction of permanent Modular II facilities, including the acquisition of the necessary permits to begin construction of the facilities as well as the procurement of essential long lead-time equipment and other items for the facilities, totalling approximately $2.0 million. The Company tried to obtain the right to the five-year extensions of the Modular II PPA. The Company was unable to obtain the means to successfully complete the above tasks for Modular II. The Company was forced to cancel the planned construction of Modular II and reduce the costs of its development and procurement expenditures to date to net realizable value. During 2001, the Company has recorded approximately $1.8 million in additional expense to reflect the write down to net realizable value of these costs.

In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs (both Modular I and Modular II). Because Modular II was not fully operational and also because of certain equipment failures at Modular I, the Company is subject to liquidated damages payable to Consumers in the amount of approximately $750,000 which is reflected as an expense in the Company's financial statements. There are certain mitigating factors that are being discussed with Consumers as well as other parties which may have an impact on the total liquidated damages the Company will be required to pay.

In January 2002, Consumers withheld the payment due to the Company under one of the Modular I PPAs. The payment of approximately $1,080,000 was due on January 5, 2002. The Company and Consumers are currently in negotiations to resolve their disputes. There can be no assurance that the Company will be able to resolve its disputes with Consumers in a means that would be satisfactory to the Company. The primary item in the dispute is the Company's liquidated damages due to Consumers of approximately $750,000 resulting primarily from the inability to completely satisfy certain calls under the Modular II PPA.

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

       Presently, the implementation of the electric power deregulation process in Michigan is delayed primarily because of a regulatory challenge by the utilities. The prevailing retail consumer rates are eight to nine cents per kWh, while Consumers signed the majority of the important industrial customers to long term, direct supply agreements. The prevailing non-utility generators ("NUG"s) rates are six cents per kWh. The parent of Consumers, following its conversion of a nuclear plant into a fossil fuel plant, owns approximately 90 % of NUG capacity in the area serviced by Consumers.

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

     The Company is currently seeking a buyer for its Wolverine project so that it can repay amounts due to its secured lenders, which have already past their maturity dates. The Company has obtained extensions of the maturity dates of its loans from its secured lenders in anticipation of completing a sale of the hydro project.

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

Environmental Regulation: The Company is subject to environmental laws and regulation at the federal, state and local levels in connection with the development, ownership and operation of its electrical generating facilities. The laws and regulations applicable to the Company primarily involve environmental concerns associated with the siting of the generating facilities such as noise and visibility. The Company believes that its existing electric generating facilities are in compliance with environmental laws and regulations applicable to them. If such laws and regulations are altered, however, and the Company's facilities are not exempted there from, the Company may be required to incur significant expenses to comply with such laws and regulations. Furthermore, the existence of certain environmental laws and regulations may have an adverse effect on the Company's ability to find suitable sites for new energy generating facilities.

INTERNATIONAL REGULATION

       The Company currently only engages in business in the United States.


COMPETITION

       Revenue derived from the Company's existing electrical generating facilities is sold under PPAs. Therefore, competition with respect to an existing electric generating facility with a PPA in place is generally not a significant business risk in the near term, with the notable exception of future energy prices. However, the rates the Company might obtain on future PPAs will be affected by prevailing utility price at the time the rates are set.

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

EMPLOYEES

       As of December 31, 2001 and 2000, the Company and its subsidiaries employed 7 people on a full time basis and 2 persons on a part-time basis. New World also contracts with industry consultants from time to time for project evaluation, restructuring and financing services and advice. Modular engages a veteran operations and maintenance company to operate its facilities in compliance with its contracts.


ITEM 2.  PROPERTIES

ADMINISTRATIVE

       The Company's corporate offices are located at 558 Lime Rock Road, Lime Rock, CT. The Company leased office space for executive and administrative functions at 14 Mount Pleasant Drive, Aston, PA 19014, under a month-to-month lease agreement though October 2001. Were it required to do so, management believes that it could locate similar space in the vicinity of the present offices at similar rates.






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

       After trial, the plaintiff was awarded $967,000 in contractual damages and $1,000,000 in punitive damages on July 24, 1998. The Company entered into a settlement agreement with the plaintiff on January 1, 1999. An agreement was made that upon payment of $375,000 and delivery of a $275,000 mortgage together with 150,000 common shares and 75,000 warrants to purchase shares at $2 each, the Company will obtain full satisfaction of the judgement. The Company has made all the required payments under the settlement agreement. The principal balance of approximately $59,000 plus accrued interest of approximately $16,000 remained outstanding on the mortgage at December 31, 2001. The Company is currently in default of its payments under the mortgage. The Company expects to repay the entire amount due upon the completion of the sale of Wolverine.


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

       The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                          *High          *Low
                Quarter ended March 31, 2000             $   .53        $  .18
                Quarter ended June 30, 2000                  .70           .45
                Quarter ended September 30, 2000            1.01           .43
                Quarter ended December 31, 2000             1.19           .63
                Quarter ended March 31, 2001                1.87           .93
                Quarter ended June 30, 2001                 1.75           .82
                Quarter ended September 30, 2001            1.30           .51
                Quarter ended December 31, 2001             1.24           .55
                Quarter ended March 31, 2002                1.49           .41

       *The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 2001 and 2000, there were approximately 300 holders of record of Common Stock.

       The Company has not paid any cash dividends on its Common Stock since its incorporation in June 1989.


ITEM 6. MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

SHORT TERM STRATEGY

       Over the next 12 months New World intends to apply its available resources to maintain positive earnings from its operating projects, while further attempting to consummate targeted mergers in its core markets. In addition, the Company will seek to sell certain of its assets to repay its outstanding indebtedness to position itself to carry out its business plans.
       There can be no assurance, however, that the Company can maintain profitability or complete any asset sales on terms acceptable to the Company, if at all. In addition, there can be no assurance the Company will be able to close any financings to provide working capital or complete any mergers or acquisitions.

GENERAL

       The results of operations for 2001 compared to 2000 reflect continuity at the operating level of the existing facilities, with most increases occurring as a result of the acquisition of the Modular II PPA. The effects of the Company's acquisition of the Modular II PPA are notable at the gross revenues and net income levels. Selling, general and administrative expenses remained constant through the two years.

CRITICAL ACCOUNTING ISSUES

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant estimates and assumptions are reviewed and any required adjustments are recorded on a monthly basis.

       Property, Plant and Equipment. Depreciation is computed using the straight-line method for all property, plant and equipment based upon estimated useful lives of the assets. The estimated useful life of these assets vary from time to time based on the extent of their usage. This can result in potential overstatement or understatement of depreciation expense recorded in the consolidated financial statements. We evaluate the useful lives of all equipment on a quarterly basis to ascertain any need for impairment

REVENUES

       Revenues increased to $6.2 million in 2001 from $3.8 million in 2000 due to the additional revenues generated from the acquisition of the Modular II contract with Consumers. The Company also recognized approximately $10,000 in revenues from a spot market contract with a utility other than Consumers. Revenues at Wolverine remained constant between the years.

COST OF OPERATIONS

       Costs of operations increased in 2001 to $4.2 million, as compared to $1.2 million during the previous year. The increase is primarily due to the increased costs associated with operating and maintaining the Modular facilities that primarily consist of fuel expense and depreciation. In addition, there were increased costs associated with the Modular II contract to reflect the write-down of the Modular II assets to net realizable value and the liquidated damages performance accrual of approximately $750,000. Wolverine's cost of operations remained constant between the years.

SELLING, GENERAL AND ADMINISTRATIVE

       These expenses were increased during 2001 to $1.02 million as compared to $0.84 million during the previous year. The increase is primarily attributed to the increase in professional fees at the corporate level and the costs associated with managing the operations of Modular.


OTHER INCOME AND EXPENSES

       During the year ended December 31, 2001, the Company recorded other expense-net of $620,891, as compared to other expense-net $503,468 during the previous year.

       Interest expense was $735,268 in 2001 as compared to the previous year's interest expense of $600,700. The Company's overall debt increased from the prior year primarily as a result of equipment financing of the Modular diesel generation equipment as well as debt incurred to finance the Modular acquisition. The Company's effective interest rate on borrowings also increased.

       The 2001 other income is a result of a settlement of an outstanding balance due to the Company and the 2000 other income is a result of a settlement of litigation for which the company received $25,000 and approximately $50,000 due to the Company for certain services rendered.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used in operations was $(155,699) for the year ended December 31, 2001 and $5,785,094 was provided by operations for the year ended December 31, 2000.

       The Company also has a convertible debt instrument, which would provide up to $1.0 million to the Company. The convertible debenture originally matured on July 1, 2001, and is currently in default. The convertible debenture requires interest only payments monthly and is convertible into the Company's common stock at $1.00 per share. The interest rate is 10.3% per annum.

       The Company believes that its cash flow from operations and funds from potential asset sales will be sufficient to fund foreseeable working capital. Restrictions on the Company's cash flow from operations and asset sales due to the Company's unsuccessful attempts at its Modular II projects and the related vendor obligations on Modular II have forced the Company to experience liquidity difficulties. The Company continues to seek a strategic partner and is also seeking a buyer for its Modular II assets.

       The non-payment of certain contractual obligations under the Modular I PPA due to a dispute has also caused the Company liquidity difficulties. The non-payment of amounts due under the Modular I PPA has caused the Company to be in default of certain debt obligations.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

       The following sets forth certain information with respect to the Directors of the Company at December 31, 2001:

                                              PRINCIPAL OCCUPATION                                  FIRST YEAR
NAME                                        FOR THE PAST FIVE YEARS                       AGE    BECAME A DIRECTOR
                                        AND CURRENT PUBLIC DIRECTORSHIPS

GERALD R. CUMMINS        DIRECTOR.                                                         75          1990
                         Mr.  Cummins  has been a  director  since  October  1990 and a
                         private   investor   and   independent   business   consultant
                         for more than five  years.  He served as  chairman  of The New
                         York State  Thruway  Authority.  He was the  campaign  manager for the Honorable  Hugh L. Carey,  the former  Governor of New
                         York.   Mr.   Cummins   received  a  bachelor's   degree  from
                         Manhattan   College.   Mr  Cummins  is  the  chairman  of  the
                         Compensation Committee.

JOHN D. KUHNS            DIRECTOR AND CHAIRMAN OF THE BOARD                                52       1989-1996
                         Mr.  Kuhns was  appointed  to the Board in 2000.  Mr. Kuhns is                2000
                         President of Kuhns Brothers,  Inc. ("KBI"), an investment firm whose affiliates  include a licensed  broker/dealer and member of the national  Association of Securities Dealers,  Inc., and a registered  investment advisor.  Mr. Kuhns is the founder of the Company.  From April 1989 until February,  1996 he was its
                         Chairman and Chief  executive  Officer.  Mr. Kuhns  received a
                         Bachelor's  degree  from  Georgetown  University,  a Master of
                         Fine Arts from the  University  of Chicago and an M.B.A.  from
                         The Harvard Business School.
                         Mr. Kuhns is a member of the Audit Committee.



ROBERT F.                DIRECTOR.                                                           53        2000
HUSSEY                   Mr. Hussey was  appointed to the Board in 2000.  Mr. Hussey is a private  investor and was previously the President and Chief
                         Executive  Officer of Metro  Vision of No.  America,  Inc. Mr.
                         Hussey serves on the Board of Advisors for the Kaufmann  Fund,
                         Josephthal  & Co, Inc. and Argentum  Capital  Partners,  I and
                         II. He also serves on the Board of  Directors  of Digital Data
                         Inc., Nur  Macroprinters  Ltd, IVEX Corp. and American Digital
                         Media.  Mr. Hussey received an M.B.A.  from George  Washington
                         University.  Mr.  Hussey  is  a  member  of  the  Compensation
                         Committee and the Audit Committee.

FREDERIC A. MAYER        DIRECTOR AND PRESIDENT.                                           43          2000
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

                                                  PRINCIPAL OCCUPATION
         NAME                                   FOR THE PAST FIVE YEARS                                 AGE
                                            AND CURRENT PUBLIC DIRECTORSHIPS

MARY E. FELLOWS          SECRETARY.                                                                     37
                         Ms.  Fellows was  elected  Secretary  of the Company in 2000.  She has been Vice  President of KBI since 1996.  Ms. Fellows was previously an officer and assistant secretary of the Company from 1993 to 1996.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 2001 and 2000 and who were employed by the Company during the fiscal year ended December 31, 2001 (together with the CEO, the "Named Executive Officers").

                                                      Annual Compensation
       Name and                                    ------------------------
       Principal Position           Year            Salary           Bonus

           Frederic A. Mayer        2001           $123,000         $30,000
            President               2000           $128,000         $15,000

OPTION GRANTS TABLE.

       The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal years ended December 31, 2001 and 2000. No options were granted during 2001.






                                    Option Grants in Fiscal Year 2000
                                              Individual Grants                             Potential Realizable
                                                                                                  Value at
Name                     Number of        % of Total        Exercise       Expiration          Assumed Annual
                        Securities      Options Granted   Price ($/sh)        Date          Rates of Stock Price
                        Underlying       to Employees                                           Appreciation
                          Options      Fiscal Year 2000                                       for Option Term
                        Granted (#)                                                             5%($) 10%($)
Fred Mayer                120,000           85.71%            $ .65           (1)             -               -
Granted 2000
Mary Fellows              20,000            14.29%            $.70            (1)             -               -
Granted 2000

(1) Earlier of seven years or termination from the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

       The Company accounts for its stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, whereby no compensation cost for stock options is recognized for stock option awards granted at or above market value.

       The weighted average fair value of options granted during 2000 estimated on the date of grant using the Black-Sholes option pricing model was $10,600. The estimate was computed using dividend yield of 0%, expected volatility of 38.5%, risk free interest rate range of 5.82% to 6.53% and expected lives of three to seven years.

LONG-TERM INCENTIVE AND PENSION PLANS.

       In April 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan") that was approved by the Company's stockholders in May 1993. The 1993 Plan replaced the Company's previous stock option plan, the 1989 Stock Incentive Plan (the "1989 Plan"), except as to options outstanding under the 1989 Plan. Under the 1993 Plan, the Company may reward to employees, directors and consultants of the Company and its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted stock grants, performance awards and any combination of any or all of such awards. The Board of Directors has delegated its powers under the 1993 Plan to its Compensation Committee (the "Compensation Committee").

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

EMPLOYMENT AGREEMENTS.

       Mr. Fred Mayer was appointed President of the Company pursuant to a three-year employment agreement commencing March 1, 2000. His compensation was set at $132,000 base salary the first year, $144,000 the second year and $156,000 the third year plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Mayer was awarded 120,000 options to purchase Common Shares at $0.65 each, with monthly vesting throughout the term of the contract.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION.

       This report, prepared by the Company's Board of Directors, addressed the Company's compensation policies with respect to its executive officers for the fiscal year ended December 31, 2001 and 2000

       Salary. The Compensation Committee is responsible for determining the salaries of all executive officers of the Company. Salaries paid to executive officers reflect their responsibilities, diligence and determination in working toward the achievement of established corporate objectives.

       Stock Incentives. The Compensation Committee has full power, discretion and authority in administering the Company's 1993 Stock Incentive Plan. The Committee believes that stock ownership by employees, including officers, of the Company, is important as a means of rewarding outstanding performance and promoting the achievement of long-term corporate goals by giving those persons a greater proprietary interest in the Company. An option to purchase up to 120,000 of the Company's Common Stock was granted to the President upon execution of his employment contract in March 2000. No options were granted to officers or employees of the Company in 2001.

ITEM 11.  SECURITY OWNERSHIP.

       The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at December 31, 2001 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

                     NAME AND ADDRESS                           SHARES BENEFICIALLY OWNED**             PERCENTAGE
                  OF BENEFICIAL OWNER(1)                                                               OF CLASS(2)

Hainsford Group Limited (3)                                                         250,000                   4.6%
41 Lewisham Park
London, England SE13 6QZ

Herbert L. Oakes, Jr.(4)                                                            491,851                   9.0%

Gerald R. Cummins                                                                    40,424                      *

Robert F. Hussey                                                                     20,000                      *

Strategic Electric Power Fund, LLC (5)                                            1,441,375                  27.1%

New World Partners, LLC (6)                                                         236,196                   4.3%

Frederic A. Mayer (7)                                                               173,333                   3.2%

John D. Kuhns (6)                                                                   650,058                 12.0%

All Directors and Executive Officers as a Group (4 persons)                       2,561,386                 47.09%

* less than one percent.

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)  Based upon 5,439,813 shares of Common Stock outstanding on December 31,
     2001

(3)  Based upon Statement on Schedule 13D filed with the SEC on September 14,
     1999.

(4) Consists of 260,528 common shares and 191,323 warrants a to purchase common shares held by Mr. Oakes directly or through ventures controlled by him
     (OFCO).

(5) Mr. Kuhns is not the beneficial owner of the 1,441,375 shares which are owned by the Strategic Electric Power Fund. However, Mr. Kuhns has sole voting and dispositive power over these shares.

(6) Mr. Kuhns is Manager of New Power Associates, LLC the Member-Manager of the Strategic Electric Power Fund, LLC, the Electric Power Fund I, LLC and the California Power Fund, LLC. which invested $350,000 in the Company in exchange for 636,364 shares of common stock. As of December 31, 2001, Mr. Kuhns personally was the beneficial owner of 165,133 shares of common stock including 29,369 shares owned by third parties for which he holds voting power. Electric Power Fund I owns 15,000 shares, California Power Fund owns 500 shares and New World Partners, LLC owns 236,196 shares. Also includes warrants to purchase 469,425 common shares.

(7) Includes 73,333 shares issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On June 30, 1998, the Company entered into a convertible debt agreement with Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex International (altogether, "Synex"). Synex provided the Company $1.0 million in the form of a convertible debenture that originally matured July 1, 2001. The convertible debenture is secured by a first mortgage position on Wolverine. The original maturity date was extended to November 1, 2001. The loan is currently in default. The Company and Synex have been discussing terms under which the convertible debenture maturity date could be extended. In addition, the parties have been discussing a potential sale of Wolverine.

       In addition, the Company entered into a participation agreement with Synex, whereby New World can access the engineering expertise and personnel of Synex, for assistance in project management and evaluation of potential acquisition candidates. These services are available in accordance with the rates established in the agreement. The participation agreement terminated in 2001.

       As part of the acquisition of Modular on March 9, 2000, the former owners held a note receivable with a principal balance of $350,000. The interest rate on the note was 5% per annum and matured March 1, 2001. In January 2001, the Company repaid the entire note outstanding.

       In connection with the acquisition of Modular in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic bridge Note was extended to November 1, 2001 in exchange for the Company issuing warrants and the collateralisation of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with this transaction, Strategic advanced the Company an additional amount of Strategic Bridge Notes equal to approximately $127,000. In November 2001, Strategic advanced the Company an additional amount of Strategic Bridge Notes equal to approximately $100,000. The Strategic Notes bear interest at 8% per annum, payable in cash or in kind. The Strategic Note has been extended to June 30, 2002.

       In August 2001, the Company also entered into a renewed Financial Advisory, Merger and Acquisition and Strategic Planning Services Agreement with Kuhns Brothers ("Kuhns Brothers"), an investment firm affiliated with Strategic. The Agreement calls for Kuhns Brothers to provide certain services to the Company, including but not limited to project financing, equity financing, acquisition/disposition services and strategic advisory services and outlines the related fee arrangements. The services agreement is for a term of twenty-four months with an evergreen clause.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities Exchange Commission hereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the Securities and Exchange Commission regulations to furnish he Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to its executive officers, directors and owners or more than ten percent of the Company's stock were complied with.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT                          DESCRIPTION
NUMBER

2.1 Agreement and Plan of Merger by and among Arcadian Power Corporation, an Utah corporation, The New World Power Corporation and Arcadian Power Corporation, a Delaware corporation, dated as of January 13, 1994. (Incorporated herein by reference to Exhibit 2.01 to the Company's Form 10-K for the year ended September 30, 1993 [the "1993 10- K"]).

2.2 Purchase Agreement, dated as of July 29, 1994, by and between The New World Power Corporation and Westinghouse Electric Corporation (Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated August 30, 1994 [the "August 30, 1994 8-K"]).

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

2.6 Share Purchase Agreement, dated as of June 9, 1994, by and among Nordtank af 1987 A/S, The New World Power Company Limited and The New World Power Corporation. (Incorporated herein by reference to Exhibit 2.04(a) to the Company's Form 10-K for the year ended December 31, 1994 [the "1994 10-K"]).

2.7 Deed of Variation, dated as of November 3, 1994, by and among Nordtank af 1987 A/S, The New World Power Company Limited and The New World Power Corporation. (Incorporated herein by reference to Exhibit 2.04(b) to the 1994 10- K).

3.1 Third Amended and Restated Certificate of Incorporation of The New World Power Corporation. (Incorporated herein by reference to Exhibit 3.01 to the Company's Form 10-Q for the quarter ended June 30, 1995 [the "June 30, 1995 10-Q"]).

3.2 Amended and Restated By-laws of The New World Power Corporation. (Incorporated by reference herein to the 1994 10-K.)

4.1 Specimen certificate for Common Stock of the Company. (Incorporated herein by reference to Exhibit No. 4.01 to the Company's Form S-1, Registration Statement No. 33-49576 ["Form S-1"]).

4.2 Preferred Stock and Warrant Purchase Agreement by and among The New World Power Corporation, Wolverine Power Corporation and Sundial International Fund Limited dated as of December 31, 1992. (Incorporated herein by reference to Exhibit 4.01 to the Company's Form 10-Q for the quarter ended March 31, 1993 [the "March 31, 1993 10-Q"]).

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

10.1 Management Agreement between Fayette Energy Corporation and East Rock Partners, Inc. dated December 1, 1989. (Incorporated herein by reference to Exhibit No. 10.05(b) to the Company's Form 10-K for the year ended September 30, 1991 [the "1991 10-K"]).

10.2 Management Agreement between Wolverine Hydroelectric Corporation and East Rock Partners, Inc. dated December 1, 1989. (Incorporated herein by reference to Exhibit No. 10.05(d) to the 1991 Form 10-K).

10.3 The New World Power Corporation's 1989 Stock Incentive Plan. (Incorporated herein by reference to Exhibit No. 10.09 to the Company's Form 10-K for the year ended September 30, 1990 [the "1990 10-K"]).

10.4 The New World Power Corporation's 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1993 [the "June 30, 1993 10-Q"]).

10.5 Lease between White Hollow Farms, Inc. and The New World Power Corporation, dated as of December 1, 1992. (Incorporated herein by reference to Exhibit
     10.33 to the 1993 10-K).

10.6 Stock Purchase Agreement among The New World Power Corporation, Photocomm, Inc., Westinghouse Electric Corporation, Programmed Land, Inc. and Robert
     R. Kauffman dated as of October 15, 1993. (Incorporated herein by reference Exhibit A to the Company's Form 8-K dated November 23, 1993 [the "November 12, 1993 8-K"]).

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

10.10 Form of Warrant issued to Purchaser. (Incorporated herein by reference to Exhibit 10.35(d) to the 1993 10-K).

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

10.13 Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co., Limited, dated February 28, 1994. (Incorporated herein by reference to Exhibit 10.01(a) to the Company's Form 10-Q for the quarter ended March 31, 1994 [the "March 31, 1994 10-Q"]).

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

10.16 Form of Warrant issued to Purchaser. (Incorporated herein by reference to Exhibit 10.01(d) to the March 31, 1994 10-Q).

10.17 Schedule of Purchasers. (Incorporated herein by reference to Exhibit 10.01(e) to the March 31, 1994 10-Q).

10.18 Business Alliance Agreement between The New World Power Corporation and Westinghouse Electric Corporation dated as of June 15, 1994. (Incorporated herein by reference to Exhibit 10.01 to the Company's Form 10-Q for the quarter ended June 30, 1994 [the "June 30, 1994 10-Q"]).

10.19 Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co. Limited, dated August 22, 1994. (Incorporated herein by reference to Exhibit 10.01(a) to the Company's Form 10-Q for the quarter ended September 30, 1994 [the "September 30, 1994 10-Q"]).

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

*  Filed herewith.


REPORTS ON FORM 8-K

       None.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   FORM 10-KSB
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



Independent Auditors' Report for the Years
  Ended December 31, 2001 and 2000                                        F - 2


Consolidated Balance Sheet as of December 31, 2001                        F - 3


Consolidated Statements of Operations for the Years
  Ended December 31, 2001 and 2000                                        F - 4


Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2001 and 2000                                        F - 5


Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2001 and 2000                                        F - 6


Notes to Consolidated Financial Statements                                F - 7

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of The New World Power Corporation



We have audited the consolidated balance sheet of The New World Power Corporation and subsidiaries listed in the accompanying index as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of The New World Power Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has negative working capital, a dispute regarding future revenue stream that comprises a major portion of its operations, is a defendant in several lawsuits with various creditors and has defaulted on its loan obligations with certain lenders. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Lazar Levine & Felix LLP
                                                ----------------------------
                                                 LAZAR LEVINE & FELIX LLP

New York, New York
April 12, 2001

                           THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                        AS OF DECEMBER 31, 2001

                                     - ASSETS-
CURRENT ASSETS:
   Cash and cash equivalents                                                              $     26,209
   Cash restricted in use (Note 4)                                                              19,108
   Accounts receivable                                                                         108,708
   Other current assets                                                                          8,695
                                                                                         -------------
TOTAL CURRENT ASSETS                                                                           162,720
                                                                                         -------------

Property, plant and equipment, net (Note 5)                                                 13,685,701
Goodwill, net of accumulated amortization (Note 6)                                             467,875
Other assets                                                                                   272,520
                                                                                         -------------
                                                                                            14,426,096

TOTAL ASSETS                                                                              $ 14,588,816
                                                                                          ============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Note 7)                                       $  3,196,035
  Due to related parties (Note 8)                                                            2,019,499
  Deferred revenues (Note 10)                                                                    -
  Current portion of capitalized lease obligations (Note 9)                                  1,010,595
  Current portion of long-term debt (Note 9)                                                   959,243
                                                                                         -------------
TOTAL CURRENT LIABILITIES                                                                    7,185,372
                                                                                         -------------


Long-term portion of debt (Note 9)                                                               -
Long-term portion of capitalized lease obligations (Note 9)                                  3,536,397
                                                                                         -------------
                                                                                             3,536,397

TOTAL LIABILITIES                                                                           10,721,769
                                                                                         -------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 8, 9, 11, 17 AND 19)

STOCKHOLDERS' EQUITY:
  Common  stock $.01 par value,  40,000,000  shares  authorized,
    5,439,813 shares issued and outstanding (Notes 13 and 14)                                   54,398
  Additional paid-in capital                                                                84,084,032
   Accumulated deficit                                                                     (80,271,383)
                                                                                         --------------
TOTAL STOCKHOLDERS' EQUITY                                                                   3,867,047
                                                                                         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 14,588,816
                                                                                          ============

          See accompanying notes to consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                     2001             2000

OPERATING REVENUE (NOTE 10)                                                       $  6,195,175    $  3,793,553

COST OF OPERATIONS                                                                   4,176,509       1,161,687
                                                                                --------------   -------------

GROSS PROFIT                                                                         2,018,666       2,631,866

   Project development expenses                                                          -               -
   Selling, general and administrative expenses                                      1,020,993         835,842
                                                                                --------------   -------------
                                                                                     1,020,993         835,842
                                                                                --------------   -------------

OPERATING INCOME (LOSS)                                                                997,673       1,796,024
                                                                                --------------   -------------

OTHER INCOME (EXPENSE):
   Interest expense                                                                   (735,268)       (600,700)
   Interest income                                                                       4,333             608
   Other                                                                               110,044          96,624
                                                                                --------------   -------------
TOTAL OTHER INCOME (EXPENSE)                                                          (620,891)       (503,468)
                                                                                ---------------  -------------

INCOME BEFORE PROVISION FOR TAXES                                                      376,782       1,292,556

   Provision for income taxes (Note 12)                                                 40,000         116,000
                                                                                --------------   -------------

NET INCOME                                                                      $      336,782      $1,176,556
                                                                                ==============   =============

BASIC AND DILUTED EARNINGS PER SHARE:
   Net earnings from continuing operations available to common stockholders

                -Basic                                                          $         0.06   $        0.23
                                                                                ==============   =============
                -Diluted                                                        $         0.06   $        0.20
                                                                                ==============   =============

   AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                                 5,415,142       5,022,011
                                                                                ==============   =============

   AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                               5,719,959       6,052,018
                                                                                ==============   =============

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                          Other
                                                                      Comprehensive
                                                                          Income
                                     Common Stock                     ------------
                               -----------------------   Additional      Currency        Retained
                                Number of    Amount of     Paid-in     Translation       Earnings
                                  Shares     Par Value     Capital     Adjustments      (Deficit)       Total
                               -----------   ---------   -----------  -------------     -----------    -----------

Balance, December 31, 1999       3,797,912    $ 37,979    $83,210,751  $    (88,401)   $(81,784,721)    $1,375,608
   Currency translation
     adjustments on
     international
     subsidiaries                       -           -             -          88,401            -            88,401
   Issuances of common stock     1,534,901      15,349       837,351             -             -           852,700
   Net income                           -           -             -              -        1,176,556      1,176,556
                               -----------   ---------   -----------  -------------     -----------    -----------

Balance, December 31, 2000       5,332,813      53,328    84,048,102             -      (80,608,165)     3,493,265
   Issuance of common stock        107,000       1,070        35,930             -               -          37,000
   Net income                           -           -             -              -          336,782        336,782
                               -----------   ---------   -----------  -------------     -----------    -----------

BALANCE, DECEMBER 31, 2001       5,439,813    $ 54,398   $84,084,032  $         -      $(80,271,383)    $3,867,047
                               ===========    ========   ===========  =============    ============    ===========


                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                   2001             2000
                                                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  336,782       $1,176,556
    Adjustments  to  reconcile  net earnings to net cash (used in) provided by operating activities:
        Depreciation and amortization                                              707,032          484,177
        Amortization of goodwill                                                    17,861           13,930
        Other, net                                                                      -            88,401
        Amortization of deferred costs                                              17,983            6,545
    Change in assets and liabilities, net of effect of acquisitions/disposals:
        (Increase) decrease in accounts receivable                                 (51,132)         100,306
        Decrease in other current assets                                            45,792           41,285
        Increase in accounts payable and accrued liabilities                     1,553,983        1,189,894
        (Decrease) increase in deferred revenues                                (2,784,000)       2,784,000
        (Decrease) in non-current liabilities                                           -          (100,000)
                                                                             -------------    -------------
        NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (155,699)       5,785,094
                                                                             --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (1,456,318)      (3,093,080)
   Acquisition of investment securities                                           (100,000)              -
   Acquisition of Modular Power Systems, net                                            -          (541,729)
                                                                             -------------    --------------
        NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                           (1,556,318)      (3,634,809)
                                                                             --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in amounts due to related parties                                        5,219          714,000
   Increase in long-term debt                                                       -               956,346
   Payment of short term notes                                                    (162,777)        (375,000)
   Repayment of capitalized lease obligations and long term debt                (1,038,205)      (1,017,777)
   Proceeds from issuance of common stock, net                                      37,000          441,200
   Decrease (increase) in restricted cash                                           19,134          (30,269)
                                                                             -------------    --------------
   NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (1,139,629)         688,500
                                                                             --------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (2,851,646)       2,838,785

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                  2,877,855           39,070
                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                       $   26,209       $2,877,855
                                                                                ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest paid                                                             $  416,229       $  351,314

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
   See Note 18

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE   1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term power purchase agreements ("PPAs").

        (A)      BASIS OF PRESENTATION:

                 The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

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

        (E)      FACILITY DEVELOPMENT:

                 The Company may develop new power production facilities or acquire existing power production facilities for both operation and development. Accounting for costs incurred in the development phase is as follows:

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE   1   -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (I)      INCOME TAXES:

                 The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). FAS 109 requires the asset and liability method of accounting for income taxes.

        (J)      EARNINGS PER SHARE:

                 In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the disclosure of basic and diluted earnings per share
                 (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares, outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. All outstanding options/warrants with an exercise price less than $1.078 and $0.64 as well as all convertible notes which convert at less than $1.078 and $0.9375 were included in the computation of the diluted EPS for years ended December 31, 2001 and 2000, respectively.

        (K)      STOCK OPTIONS:

                 The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above market value. In addition, the Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation." See Note 14 of the Consolidated Financial Statements.

        (L)      RECLASSIFICATIONS:

                 Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

        (M)      COMPREHENSIVE INCOME:

                 In 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of other comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE   1   -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (N)      CONCENTRATION OF CREDIT RISK:

                 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances that exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of their bank to lower their risk. The Company believes that concentration with regards to accounts receivable is limited due to its customer base being regulated public utilities.

(O)      NEW ACCOUNTING PRONOUNCEMENTS:

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

                 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests. SFAS No. 142 is effective for years beginning after December 15, 2001 and accordingly, the Company will apply the new rules beginning in the first quarter or 2002. Application of the non-amortization provisions is expected to result in an increase in net income of approximately $18,000 per year. During 2002, the Company will perform the required impairment test but has not yet determined what the effect of these tests will be on earnings or financial position.

                 On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2000. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is currently assessing the potential impact of SFAS 144 on its operating results and financial position.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE   2   -     GOING CONCERN UNCERTAINTY:

                 The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company is in a dispute with its major customer which raises doubt about the continuation of the Company's revenues from its Modular operations. In addition, as a result of the cancellation of Modular II facilities, the Company has been named a defendant in several lawsuits. The Company's liquidity difficulties have caused the default on its obligations to certain lenders. As a result of the defaults, the Company has negative working capital of approximately $7,000,000 at December 31, 2001.

                 Management of the Company determined that, as a result of the dispute with its major customer and the default on certain of its debt obligations, the Company should seek potential purchasers of its assets. Management's plan includes the selling of Wolverine and selling its Modular assets, in whole or in part.

                 In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE   3   -     SIGNIFICANT BUSINESS CHANGES:

(A)      BLOCK ISLAND ACQUISITION

                 In January 2001, the Company signed an agreement to acquire all of the outstanding shares of Block Island Power Company, a Rhode Island regulated utility. The acquisition was contingent upon the Company's completion of due diligence and the execution of a definitive agreement. In April 2001, the parties mutually agreed to terminate discussions. As part of the initial agreement, the Company made a deposit of $100,000 and incurred costs of approximately $32,000. Upon termination of the agreement, the Company executed a mutual release and settlement agreement and $40,000 of the deposit was retained by Block Island Power Company. Accordingly, the Company included the total costs of the due diligence of approximately $72,000 in the Consolidated Condensed Statement of Operations under the caption "Other Income (Expense)".

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE   3   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

        (B)      MODULAR POWER SYSTEMS, LLC

                 On March 9, 2000, the Company completed the acquisition of Modular Power Systems, LLC ("Modular"). At that time, Modular owned three diesel-fired peaking facilities under construction in Alma, Chelsea and Coldwater, Michigan ("Modular I"). The completed Modular I facilities contain diesel-fuelled generating equipment and related power equipment. The power generated at each of the facilities is sold to Consumers Power Company ("Consumers") pursuant to mid-term PPAs commencing June 2000 (the "Modular I PPAs"). The purchase price of the acquisition was $1.8 million and 450,000 shares of common stock of the Company along with the assumption of debt of approximately $4.5 million. The common stock was valued at $0.55 per share, which was the approximate market value at the date of acquisition. The former owners also held a note receivable with a principal balance of $350,000. The note bears interest at 5% per annum and was repaid in full in January of 2001. Under the terms of the acquisition agreement, the former owners would have continued to work with the Company to secure additional power facilities for a minimum of two years. In August 2001, the parties agreed to release each other from that portion of the acquisition agreement. The acquisition was recorded under the purchase method of accounting and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill ($157,213) and amortized over twenty years.

        (C)      PERFORMANCE UNDER MODULAR PPAS

                 In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs. Because Modular II was not fully operational and also because of certain equipment failures at Modular I, the Company became subject to liquidated damages payable to Consumers in the amount of $755,096. This amount is reflected in the Cost of Operations as an expense for the year ended December 31, 2001. There are certain mitigating factors that are currently being reviewed by the Company as well as other parties that may have an impact on the total liquidated damages the Company will incur. In January 2002, as a result of a dispute over the liquidated damages, Consumers failed to make the payment required in accordance with the terms of one of the Modular I PPAs. See Subsequent Event Note 19 in the accompanying notes to the Consolidated Financial Statements.

        (D)      WOLVERINE LICENSES:

                 The Federal Power Act requires that all hydroelectric facilities operating on navigable streams obtain a license from the FERC. The Company's applications for licenses for its Michigan hydroelectric facilities have been accepted and on October 16, 1998, the Federal Energy Regulatory Commission ("FERC") issued licenses for all four hydro projects of the Wolverine Power Corporation, a subsidiary of the Company. In addition, the FERC amended one license (Sanford) rescinding its original order that Sanford operate on a run-of-river basis in which outflow would equal inflow and allow it to continue to operate in a peaking mode. The licenses are valid for 30 years.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE   3   -     SIGNIFICANT BUSINESS CHANGES (CONTINUED):

        (E)      CATON MOOR AND CONVERTIBLE SUBORDINATED NOTES:

                 In June 2000, the Company entered into a Definitive Agreement with its Convertible Subordinated Note holders. The Definitive Agreement provided for the Company to exchange its United Kingdom operations for cash and all of the outstanding Convertible Subordinated Notes ($510,381 at the date of exchange) and accrued interest thereon ($51,995 at the date of exchange). The Company recorded an approximate $2,000 gain on the exchange that is recorded in Other Income in the Consolidated Financial Statements for the year ended December 31, 2000.

        (F)      MODULAR POWER SYSTEMS CONTRACT (MOD 2):

                 In December 2000, Modular signed a new one-year PPA to provide
                 46.4 MW of electricity to Consumers ("the Modular II PPA"). Under the Modular II PPA, the Company received $2,784,000. Under the terms of the Modular II PPA, the Company can use its Modular I facilities to provide the required capacity and energy to satisfy any calls on Modular II until it is built. The Company hoped to extend the Modular II Capacity and Modular II PPA for an incremental five years, and build permanent facilities to provide capacity and energy under the Modular II PPA. To this end, during 2001, the Company expended funds to pay for the development, procurement and construction of permanent Modular II, including the acquisition of the necessary permits to begin construction of the facilities as well as the procurement of essential long lead-time equipment and other items for the facilities, totalling approximately $2.0 million. The Company tried to obtain the right to a five-year extension of the Modular II PPA. The Company was unable to obtain the means to successfully complete the above tasks. The Company was forced to cancel the planned construction of Modular II and reduce the carrying costs of its development and procurement to date. The Company has recorded approximately $1,800,000 in additional expense in 2001 to reflect the write-down of the Modular II facilities costs to their net realizable value.

NOTE   4   -      CASH RESTRICTED IN USE:

                 As a result of the Synex financing (see Note 8), cash at December 31, 2001 in the amount of $19,108 was restricted to making payments for long-term obligations.

NOTE   5   -     PLANT, PROPERTY AND EQUIPMENT:

                 Property, plant and equipment consists of the following as of December 31, 2001 (000's omitted):

                                                                     Useful Life
                                                                       (Years)
                                                                     -----------
             Land                                          $     655      -
             Power generation facilities and equipment:
                Hydroelectric                                  4,586      40
                Modular Power Generation Equipment            11,888      20
                                                           ---------
                                                              17,129
             Less accumulated depreciation and
                amortization                                  (3,444)
                                                           ---------
                                                           $  13,685
                                                           =========

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE   5   -     PLANT, PROPERTY AND EQUIPMENT (CONTINUED):

                 Depreciation and amortization expense, for the years ended December 31, 2001 and 2000 was $707,032 and $484,177, respectively.

                 Maintenance and repair expense for the years ended December 31, 2001 and 2000 was $28,932 and $44,317, respectively.


NOTE   6   -     GOODWILL:

                 Goodwill relates to Modular Power Systems LLC and Wolverine Power Corporation's operations and consists of the following as of December 31, 2001 (000's omitted):

                 Subject to 40 yr. straight-line amortization     $    402
                 Subject to 20 yr. straight-line amortization          157
                                                                  --------
                                                                       559
                 Less accumulated amortization                          92
                                                                  --------
                 Total                                            $    467
                                                                  ========


NOTE   7   -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                 Accounts payable and accrued liabilities consist of the following as of December 31, 2001 (000's omitted):

                 Accounts payable                                 $  2,527
                 Accrued interest expense                              455
                 Accrued income tax payable                            156
                 Accrued liabilities                                    58
                                                                  --------
                 Total                                            $  3,196
                                                                  ========


NOTE   8   -     DUE TO RELATED PARTIES:

                 Amounts due to related parties consists of the following at December 31, 2001 (000's omitted):

                 (a) Synex                                        $    1,000
                 (b) Strategic Electric Power Fund, LLC                1,019
                                                                  ----------
                            Total                                 $    2,019
                                                                  ==========

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE   8   -     DUE TO RELATED PARTIES (CONTINUED):

                 SYNEX (A):

                 In July 1998, the Company closed a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex (TSE:SXI). Synex agreed to provide up to $1,000,000 to the Company in the form of a convertible debenture, which matured on June 30, 2001. The convertible debenture required interest only payments monthly until maturity. The debenture provides for the conversion into the Company's common stock at $1.00 per share and the interest rate is 10.3% per annum. In addition, the investment provided Synex with warrants to purchase up to 500,000 shares of the Company's common stock at $1.25 per share, which expired unexercised on June 30, 2000. The debenture is secured by a first mortgage position on Wolverine. The investment also provides for a strategic alliance with Synex and a Participation Agreement for a minimum term of 18 months, which would enable the Company to procure resources for project assessment at rates detailed in the agreement. As part of the agreement, Synex purchased 100,000 shares of common stock from the Company for $25,000 and, accordingly, their debt is classified as Due to Related Parties.

                 Synex provided the Company $1,000,000 in the form of a convertible debenture which matured on June 30, 2001. The convertible debenture is secured by a first mortgage position on Wolverine. The Company and Synex have been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 30, 2001. The convertible debentures are in default at December 31, 2001. See Note 19 of Notes to Consolidated Financial Statements.

                 STRATEGIC ELECTRIC POWER FUND, LLC (B):

                 In connection with the acquisition of Modular in March 2000 [See Note 3(b)], the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC ("Strategic"). The Strategic Bridge Note, with an original maturity date of December 31, 2000, bears interest at 8% per annum and is payable in cash or in stock. Interest payments are due semi-annually in arrears on June 30 and December 31. The notes are convertible into shares of common stock of the Company at the option of the note holders. The conversion price of the notes shall be at $0.68 per share. The Company repaid $35,780 of the note during the year. On December 31, 2000, the Company negotiated an extension on the maturity of the Strategic Bridge Note until June 30, 2001.


                 In August 2001, the Company entered into an agreement to borrow an incremental amount of approximately $227,000 from Strategic. As consideration for Strategic to provide incremental funds to the Company, the Company agreed to secure the entire amount of the Strategic Bridge Notes with a third lien position on Wolverine and a second lien position on Modular. The Strategic Bridge Notes have a maturity date of June 30, 2002.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  9  -       LONG-TERM DEBT AND CAPITALIZED  LEASE OBLIGATIONS:

                LONG TERM DEBT:

                 Long-term debt consists of the following at December 31, 2001 (000's omitted):

                                    (a)  Mortgage payable            $     59
                                    (b)  Note payable                     900
                                                                     --------
                                                                          959
                                    Less:  Current portion                959
                                                                     --------
                                    Long-term portion                $    -
                                                                     ========

                 MORTGAGE PAYABLE (A)


                 On November 12, 1996, Dwight Kuhns, ex-President of the Company and a former member of the Company's Board of Directors, commenced an action against the Company in the Superior Court, Alameda County, California alleging among other things the Company's failure to pay amounts due to Mr. Kuhns under his consulting agreement entered into at the start of January 1996. That agreement provided for a stated monthly fee and additional incentive fees for assisting in the restructuring/asset sales of the Company. During 1998, plaintiff was granted a judgement against the Company including penalties in the total amount of approximately $1.9 million. In December 1998, the Company and plaintiff entered into negotiations on which to settle his judgement. In January 1999, the Company and plaintiff reached a settlement that provided for plaintiff to receive a $75,000 payment upon signing of the agreement and a $25,000 payment due March 1, 1999. The Company paid those payments. In addition, the Company executed a promissory note in the principal amount of $275,000 with interest accruing at 9% per annum, which was paid in full by December 31, 1999. Further the Company executed a mortgage note in the principal amount of $275,000 with interest payable at 7.5%, secured by a third position on Wolverine and which matured on December 31, 2001. Payments under that mortgage note are to be made in six equal instalments due on June 30 and December 31, of each year in the amount of approximately $52,000. The Company also issued 150,000 unregistered shares to plaintiff and a warrant to purchase 75,000 shares of the Company's common stock exercisable at $2 per share. As of December 31, 2001, the Company was in default on this obligation and accordingly, has recorded the entire indebtedness as current in the financial statements. See Note 19 to the Consolidated Financial Statements.

                 NOTE PAYABLE (B)

                 In August 2000, the Company executed a note in the principal amount of $1,000,000 with interest payable at 8%, secured by two pieces of equipment at one of the Modular Power Systems' facilities. Payments under the note are to be made in five annual instalments of $243,317, due on June 1 of each year.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE  9  -       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED):

                             The original aggregate scheduled maturities of
                 long-term debt as of December 31, 2001 for each of the next five years are as follows (000's omitted):

                                  Year            Amount
                                  ----            ------
                                  2002            $ 183
                                  2003              199
                                  2004              215
                                  2005              234

                 The Company was unable to make the entire payment due June 1, 2001 and the note payable is in default at December 31, 2001. Accordingly, all amounts due under the note have been classified as current. See Note 19 of Notes to Consolidated Financial Statements.

                 CAPITALIZED LEASE OBLIGATIONS

                 The Company leases modular power generation equipment under capital leases expiring in various years through September 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. Depreciation expense of assets under capital leases included in depreciation expense for the year ended December 31, 2001 amounted to $391,678.

                 At December 31, 2001 assets held under capital leases are as follows:

                           Modular power generation equipment      $ 7,833,569
                           Less: accumulated depreciation              627,352
                                                                   -----------
                                                                   $ 7,206,217
                                                                   ===========

                 Minimum annual future lease payments under capital leases as of December 31, 2001 and for each of the next four years and in the aggregate are:

                           Year Ended December 31,                  Amount
                           -----------------------                  ------
                                    2002                          $1,442,902
                                    2003                           2,160,190
                                    2004                             914,587
                                    2005                           1,115,700
                                                                  ----------
                           Total minimum lease payments            5,633,379
                           Amount representing interest            1,086,387
                                                                  ----------

                           Present value of minimum lease
                             payments                             $4,546,992
                                                                  ==========

                 The interest rates on capital leases vary from 8% to 10.75% per annum, which approximates the Company's incremental rate of borrowing at the inception of the leases. See Footnote 19 to the Consolidated Financial Statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 10  -       DEFERRED REVENUE:

                 On December 27, 2000, the Company received a payment of $2,784,000 from Consumers (see Note 3(b)) in accordance with the provisions of the Modular II PPA between the two parties dated December 14, 2000. The payment represented revenues to the Company for having installed capacity available from May 1, 2001 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue at December 31, 2000 and recognized it as energy revenues in the periods earned between May 1 and September 30, 2001.


NOTE 11  -       OTHER COMMITMENTS AND CONTINGENCIES:

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 11  -        OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):

                 FINANCING AND SERVICES AGREEMENT

                 In March 2000, The Company entered into a Financial Advisory, Merger and Acquisition and Strategic Planning Services Agreement with Kuhns Brothers ("Kuhns Brothers"), an investment firm affiliated with Strategic. The agreement calls for Kuhns Brothers to provide certain services to the Company and outlines the fee arrangement for completion of said services. The services include but are not limited to project financing, equity financing, acquisition services and strategic advisory services. The agreement is for a term of twelve months with a monthly payment of $3,500 that is offset against any financing fees earned by Kuhns Brothers in accordance with the agreement. John D. Kuhns, the Company's Chairman of the Board, is the Managing Partner of Kuhns Brothers.

                 In August 2001, the Company entered into a renewed Financial Advisory, Merger and Acquisition and Strategic Planning Services Agreement with Kuhns Brothers (the "Renewed Agreement"). The Renewed Agreement calls for Kuhns Brothers to provide certain services to the Company, including but not limited to project financing, equity financing, acquisition/disposition services and strategic advisory services and outlines the related fee arrangements. The Renewed Agreement is for a term of twenty-four months, has an evergreen clause, and provides for a monthly payment of $5,000.


NOTE 12   -INCOME TAXES:

                 As discussed in Note 1, the Company utilizes SFAS 109 in its accounting for income taxes.

                 Income tax expense (benefit) attributable to income from continuing operations consists of:


                                                                Current          Deferred          Total
                                                                -------         -----------       --------
                 Year ended December 31, 2001:
                    U.S. Federal                               $      -          $     -          $     -
                    State and local                               40,000               -            40,000
                                                               ---------         --------         --------

                                                               $  40,000         $     -          $ 40,000
                                                               =========         ========         ========


                 Year Ended December 31, 2000:
                    U.S. Federal                               $     -           $     -          $     -
                    State and local                             116,000                -           116,000
                                                               --------          --------         --------

                                                               $116,000          $     -          $116,000
                                                               ========          ========         ========

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 12   - INCOME TAXES (CONTINUED):

                 Differences between the effective federal income tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2001 and 2000 are as follows:

                                                                          2001              2000
                                                                       Percentage        Percentage

                 Statutory U.S. Federal Income Tax benefit               (34.0%)           (34.0%)
                 State and local taxes                                     9.0%              9.0%
                 Temporary difference without benefit                     34.0%             34.0%
                                                                          -----            ------

                                                                           9.0%              9.0%
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

                 The tax effects of temporary differences and carryforwards which give rise to future income tax benefits and payables at December 31, 2001 are as follows:

                     Non-current assets:
                         Net operating loss carryforwards       $   14,452,222
                         Tax credit carryforwards                      595,000
                         Valuation allowance                       (14,673,748)
                                                                --------------
                           Net non-current asset                       373,474
                                                                --------------
                     Non-current liabilities:
                         Depreciation                                  373,474
                                                                --------------
                         Net non-current liabilities                   373,474
                                                                --------------
                     Net deferred tax                           $           -
                                                                ==============

                 The tax credit carryforwards of $595,000 expire by 2003. At December 31, 2001, the Company has net operating loss carryforwards of approximately $41,000,000 which expire at various dates through 2020. A full valuation allowance has been recorded against deferred tax assets as realization is not considered "more likely than not" as of December 31, 2001.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 13   -      CAPITAL STOCK:
                 COMMON STOCK

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

                 In January 2000, the Company issued 120,000 shares of common stock valued at $30,000 to the Company's non-management directors for services rendered during 1999. Also in January 2000, the Company issued 120,000 of common stock valued at $36,000 to the terminated CEO as part of his severance package. In March 2000, the Company issued 450,000 shares of common stock valued at $247,500 as part of the purchase price of Modular (see Note 3b). In September 2000, the Company received $119,200 in exchange for the issuance of 68,537 shares. In October 2000, the Company issued 140,000 shares of common stock valued at $98,000 to the Company's non-management directors for services rendered during 2000.

                 At December 31, 2001 and 2000, the Company had outstanding exercisable warrants of 1,244,447 and 163,956, respectively warrants that were not exercisable at those dates. The outstanding warrants' exercise prices range from $8.75 to $43.75 at December 31, 2001 and 2000.


NOTE 14   -       STOCK OPTION PLAN:
                 In May 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan") pursuant to which it may issue awards and options to purchase up to 100,000 shares of common stock to its employees, directors and consultants. On January 31, 1995, the Plan was amended, increasing the number of shares authorized for options under the Plan to 400,000 shares. The 1993 Plan replaced the Company's 1989 Stock Incentive Plan, except as to options for 116,813 shares that were then outstanding under the 1989 Plan. Options to purchase Common Stock at December 31, 2001 and 2000 are shown below.

                                                                                          2001                2000
                                                                                    ---------------   ---------------
                     Options outstanding, beginning of year                                 240,000           225,000
                     Exercised during the year                                             (100,000)         (125,000)
                     Granted during the year                                                     -            140,000
                                                                                    ---------------   ---------------
                     Outstanding, end of year                                               140,000           240,000
                                                                                    ===============   ===============
                     Eligible for exercise, end of year                                     140,000           120,000
                                                                                    ===============   ===============

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 14   -       STOCK OPTION PLAN (CONTINUED):
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

NOTE 15   -       SEGMENT INFORMATION:
                 In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company's operations for 2001 and 2000 are classified into one business segment. Substantially all revenues in 2001 and 2000 result from the sale of electricity generated by diesel peaking plants and hydroelectric plants to utilities in North America. The following table shows assets and other financial information by geographical area for the years ended December 31, 2001 and 2000, (000's omitted).

                                                                                  YEAR ENDED        Year Ended December
                                                                               DECEMBER 31, 2001          31, 2000
                                                                               -----------------    -------------------
                 Geographic revenue:
                     North America                                                    $    6,195             $  3,794
                     Europe                                                                   -                    -
                                                                                ----------------      --------------
                 REVENUE CONSOLIDATING GEOGRAPHIC                                          6,195                3,794
                                                                                ----------------      ---------------
                 Operating (loss) profit:
                     North America                                                         3,627                1,796
                     Europe                                                                   -                    -
                                                                                ----------------      --------------
                 TOTAL OPERATING PROFIT (LOSS)                                             3,627                1,796
                                                                                ----------------      ---------------
                 Identifiable assets:
                     North America                                                        16,995               16,508
                     Europe                                                                   -                    -
                                                                                ----------------      --------------
                 CONSOLIDATED GEOGRAPHIC ASSETS                                           16,995               16,508
                                                                                ----------------      ---------------
                 Depreciation and amortization:
                     North America                                                           725                  484
                     Europe                                                                   -                    -
                                                                                ----------------      ---------------
                 CONSOLIDATED DEPRECIATION AND AMORTIZATION EXPENSE             $            725      $           484
                                                                                ================      ===============


                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 15   -      SEGMENT INFORMATION (CONTINUED):

                 In 2001 and 2000 the Company sold its energy production to two utility companies that accounted for all of the Company's revenues.


NOTE 16   -       FINANCIAL INSTRUMENTS:

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


                                                                                   2001
                                                                        ----------------------------
                                                                                           Estimated
                                                                         Carrying            Fair
                                                                          Amount             Value
                                                                          ------             -----
                                                                               (000's omitted)

                    Assets:
                        Cash and cash equivalents                        $     26          $   26
                        Cash restricted in use                                 19              19

                    Liabilities:
                        Debt due related parties                            2,019              *
                        Mortgage  and Note payable                            959              *


                 The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                 Cash and Cash Equivalents and Cash Restricted in use. - The carrying amount is a reasonable estimate of fair value.

                 * Debt Due to Related Parties and Mortgage payable and Note payable- It was not practicable to estimate the fair value of these financial instruments for 2001, as there is no readily available market. See Notes 7 and 8 for debt and mortgage terms.

                 The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 17   -   CONCENTRATIONS OF RISK:
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


NOTE 18  -   NON-CASH TRANSACTIONS:


                 In January 2001, the Company issued 7,000 shares of common stock valued at $7,000 to an independent contractor for services rendered.

                 During the year ended December 31, 2000, the Company issued 690,000 shares of common stock valued at $313,500 for services rendered (Note 13) and also as part of the purchase price of Modular [Note 3(b)].

                 Capital lease obligations in the amount of $2,998,000 were incurred when the Company entered into leases for power generation equipment during the year ended December 31, 2000.

                 See also Note 3(e) for non-cash exchange of United Kingdom operations.


NOTE 19  -   SUBSEQUENT EVENTS:

(A)      CONTRACT DISPUTE WITH CONSUMERS ENERGY

                 In accordance with the Modular I PPA, Consumers was obligated to make an advance payment of $1,080,000 for the right but not the obligation to purchase electrical energy from Modular I's facility during the summer of 2002 at the Alma location. That payment was due on January 7, 2002. Consumers failed to make the payment as a result of contract disputes between the two parties regarding the Modular II PPA as well as the liquidated damages discussed in Note 3(c) of Notes to Consolidated Financial Statements. The Company and Consumers have been having discussions that include discussions with third parties interested in possibly purchasing the Company's Modular I PPAs as well as other Modular assets. There can be no assurance that the Company and Consumers will resolve their disputes in an acceptable manner to both parties.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 19  -   SUBSEQUENT EVENTS (CONTINUED):

                 (B) CAPITAL LEASE OBLIGATIONS DEFAULT

                 As a result of the contract dispute with Consumers described above, the Company was unable to make the January 2002 payment under its capital lease obligation with Caterpillar Financial Services Corporation. The payment was due on January 15, 2002 in the amount of approximately $589,000. Accordingly, the Company is in default under that lease obligation. The Company and Caterpillar Financial Services Corporation have been in discussions to cure the default under various alternatives. There is no formal agreement between the parties and there can be no assurance that an acceptable solution can be reached.

                 (C) DEFAULT ON SYNEX CONVERTIBLE NOTES

                 The Company is in default of its obligation to Synex under the Convertible Notes included in the Due to Related Parties (see
                 Note 8). The Company is in discussions with Synex and other parties regarding the sale of the Wolverine project to pay off the indebtedness owed to various secured lenders.

                 (D) DEFAULT ON MORTGAGE

                 The Company is in default of its obligation under the Mortgage Payable included in the Long Term debt and Capital Lease Obligations (see Note 9). The Company is in discussions with Synex and other parties regarding the sale of the Wolverine project to pay off the indebtedness owed to various secured lenders including the mortgage.

                 (E) DEFAULT ON NOTE PAYABLE

                 The Company is in default of its obligation under the Note Payable included in the Long Term debt and Capital Lease Obligations (see Note 8). The Company is in discussions with the note holder regarding various alternatives to cure the default and repay/restructure the obligation.

                 (F) LITIGATION

                 As a result of the default on the note payable described above, the Company is a defendant in litigation commenced by the note holder prior to discussions commencing on possible remedies for the default. The Company and the note holder have executed a forbearance agreement whereby the note holder will not proceed with its litigation pending a satisfactory resolution of the Company's discussions with various parties including but not limited to Consumers, Synex, Strategic, and other various creditors.

                 In addition, subsequent to the balance sheet date, the Company has been named a defendant in two other legal matters pertaining to creditors of the Modular II facilities. The Company is having discussions with those parties.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 19  -   SUBSEQUENT EVENTS (CONTINUED):

                 (G) ASSET SALES

                 The Company is currently in discussions with various parties regarding the sale, in whole or part, of its Modular I and Modular II assets. In addition, the Company is in discussions with potential purchasers, including Synex, of Wolverine. There can be no assurance that any of the discussions will result in a definitive agreement of sale that the Company would be willing to accept.