Form 10QSB
period 2002-03-31
NEW WORLD POWER CORPORATION
filed 2002-05-20
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

         There were 5,439,813 shares of the registrant's common stock outstanding as of April 30, 2002.

                         THE NEW WORLD POWER CORPORATION


                             - FORM 10QSB - INDEX -



                                                                                         PAGE(S)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets at March 31, 2002 (unaudited)
                  and December 31, 2001                                                       3

               Consolidated Condensed Statements of Operations for the Three
                  Month Periods Ended March 31, 2002 and 2001 (unaudited)                     4

               Consolidated Condensed Statements of Cash Flows for the Three
                  Month Periods Ended March 31, 2002 and 2001 (unaudited)                     5

               Notes to Interim Consolidated Condensed Financial Statements                   6

Item 2.        Management's Discussion and Plan of Operations                                11

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                             14

Item 2.        Changes in Securities and Use of Proceeds                                     14

Item 3.        Defaults Upon Senior Securities                                               14

Item 4.        Submission of Matters to a Vote of Security Holders                           14

Item 5.        Other Information                                                             14

Item 6.        Exhibits and Reports on Form 8-K                                              14

Signatures                                                                                   15


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                           MARCH 31,           December 31,
                                                                                              2002                 2001
                                                                                         --------------     ----------------
                                                                                          (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $       15,898      $       26,209
     Cash restricted in use                                                                       2,741              19,108
     Accounts receivable                                                                        156,784             108,708
     Other current assets                                                                            -                8,695
                                                                                         --------------      --------------
TOTAL CURRENT ASSETS                                                                            175,423             162,720
                                                                                         --------------      --------------

Property, plant and equipment, net                                                           13,512,202          13,685,701
Goodwill, net of accumulated amortization                                                       322,453             467,875
Other assets                                                                                    270,906             272,520
                                                                                         --------------      --------------
                                                                                             14,105,561          14,426,096
                                                                                         --------------      --------------

TOTAL ASSETS                                                                             $   14,280,984      $   14,588,816
                                                                                         ==============      ==============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                            $    3,382,549      $    3,196,035
     Due to related parties                                                                   2,158,843           2,019,499
     Current portion of lease obligations                                                     4,546,992           1,010,595
     Current portion of long-term debt                                                          982,236             959,243
                                                                                         --------------      --------------

TOTAL CURRENT LIABILITIES                                                                    11,070,620            7,185,372
                                                                                         --------------      ---------------

Long-term portion of lease obligations                                                               -             3,536,397
                                                                                         --------------      ---------------

TOTAL LIABILITIES                                                                            11,070,620          10,721,769
                                                                                         --------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value;  authorized 40,000,000 shares;  5,439,813 shares
      issued and outstanding                                                                     54,398              54,398
     Additional paid-in capital                                                              84,084,032          84,084,032
     Accumulated deficit                                                                    (80,928,066)        (80,271,383)
                                                                                         --------------      --------------

TOTAL STOCKHOLDERS' EQUITY                                                                    3,210,364           3,867,047
                                                                                         --------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   14,280,984      $   14,588,816
                                                                                         ==============      ==============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                           2002              2001
                                                                                   -------------    -------------
OPERATING REVENUE                                                                  $     320,241    $     297,521

COST OF OPERATIONS                                                                       247,884          279,085
                                                                                   -------------    -------------

GROSS PROFIT                                                                              72,357           18,436
     Selling, general and administrative expenses                                        348,481          194,252
                                                                                   -------------    -------------
OPERATING LOSS                                                                          (276,124)        (175,816)
                                                                                   --------------   --------------

OTHER INCOME (EXPENSE):
     Interest expense                                                                   (235,431)        (211,651)
     Interest income                                                                           -            3,760
     Goodwill impairment charge
                                                                                       (145,422)                -
      Other
                                                                                             294          (58,911)
                                                                                   -------------    ---------------

TOTAL OTHER EXPENSE                                                                     (380,559)        (266,802)
                                                                                   --------------   --------------

LOSS BEFORE TAXES                                                                       (656,683)        (442,618)
                                                                                               -                -
                                                                                   --------------   -------------
     Provision for income taxes

NET LOSS                                                                           $    (656,683)   $    (442,618)
                                                                                   ==============   ==============

BASIC AND DILUTED LOSS PER SHARE:
     Net loss from continuing operations available to common stockholders
        - Basic                                                                    $       (0.12)   $       (0.08)
                                                                                   ==============   ==============
        - Diluted                                                                  $       (0.12)   $       (0.08)
                                                                                   ==============   ==============

AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                                       5,439,813       5,339,757
                                                                                   ==============   =============

AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                                     5,439,813       5,339,757
                                                                                   ==============   =============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                           2002                2001
                                                                                      --------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $     (656,683)     $     (442,618)
     Adjustments to reconcile net loss to net cash (used by) operating activities:
        Depreciation and amortization                                                        174,729             180,977
        Amortization of goodwill                                                                  -                4,466
        Goodwill impairment loss                                                             145,422                   -
        Amortization of deferred costs                                                         1,614               1,614
        Change in assets and liabilities, net of effect of acquisitions/disposals:
           (Increase) in accounts receivable                                                 (48,076)            (55,159)
           Decrease (increase) in other current assets                                         8,695             (61,515)
           Decrease in other assets                                                           -                   11,528
           Increase (decrease) in accounts payable and accrued liabilities                   186,514          (1,002,401)
           Increase in deferred revenue                                                           -            1,080,000
                                                                                      --------------    ----------------
          NET CASH FLOWS (USED BY) OPERATING ACTIVITIES                                     (187,785)           (283,108)
                                                                                      ---------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                     (1,230)           (929,373)
                                                                                      ---------------   -----------------
          NET CASH FLOWS (USED BY) INVESTING ACTIVITIES                                       (1,230)           (929,373)
                                                                                      ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in due to related parties                                           139,344            (350,000)
     Increase of long-term debt                                                               22,993                   -
     Payment of capital lease obligations                                                         -             (572,120)
     Proceeds from issuance of common stock, net                                                  -               37,000
     Decrease in restricted cash                                                              16,367               1,496
                                                                                      --------------    -----------------
          NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                    178,704             883,624
                                                                                      --------------    ----------------

Net change in cash and cash equivalents                                                      (10,311)         (2,096,105)

Cash and cash equivalents at beginning of period                                              26,209           2,877,855
                                                                                      --------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                        $       15,898      $      781,750
                                                                                      ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest paid                                                                  $          -      $       219,544
        Income taxes paid                                                                         -                    -

     Non-cash transactions:
        During the three month period ended March 31, 2001, the Company issued
         7,000 shares of common stock valued at $7,000 for services rendered.


  See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

         The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed power solutions, including renewable and modular generation facilities. The Company sells electrical energy to major utilities under long-term and mid-term contracts.

         In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the three month period ended March 31, 2002.

         The consolidated condensed balance sheet presented as of December 31, 2001 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated condensed financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for a full year. The Company recognizes revenues from the 2 power sales agreements (the "PPAs"), between its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the Modular I PPAs , only during the second and third quarters of the year when the Modular I PPAs are in force. However, it recognizes certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, subsequent to the end of the Company's first quarter, Consumers has notified Modular that it has elected to terminate the Modular I PPAs. The Company is evaluating its alternatives, which include litigation, as well as a sale of its ownership interest in Modular.


RECENT ACCOUNTING PRONOUNCEMENT:

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules the pooling of interests method of accounting for business combinations is no longer allowed and goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based on a preliminary impairment evaluation wrote off all goodwill in the aggregate amount of $145,422 related to the purchase of the Modular Power Systems, LLC subsidiary in the first quarter of 2002, as a result of the contract dispute with Consumers as more fully described in note 3.

NOTE 2 - GOING CONCERN UNCERTAINTY:

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company is in a dispute with its major customer which raises doubt about the continuation of the Company's revenues from its Modular operations. In addition, as a result of the cancellation of Modular II facilities, the Company has been named a defendant in several lawsuits. The Company's liquidity difficulties have caused the default on its obligations to certain lenders. As a result of the defaults, and continued operating losses, the Company has negative working capital of approximately $10,900,000 at March 31, 2002.

         Management of the Company determined that, as a result of the dispute with its major customer and the default on certain of its debt obligations, the Company should seek potential purchasers of its assets. Management's plan includes the selling of its Wolverine Power Corporation Subsidiary ("Wolverine") and selling its Modular assets, in whole or in part.

     In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations and for the sale of its assets. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - MODULAR POWER SYSTEMS CONTRACT

     On December 14, 2000, Modular signed a new, one-year PPA to provide 46.4 MW of capacity and related energy to Consumers ("Modular II PPA"). Under the Modular II PPA, the Company received $2,784,000 and recorded that amount as deferred revenues (See Note 6 - Deferred Revenues). The Company hoped to extend the Modular II PPA for an incremental five years and with such extended PPA in place, finance and build permanent facilities. The Company retained agents to petition Consumers for an extension of the Modular II PPA. During 2001, the Company expended funds to pay for the development, procurement and construction of permanent Modular II facilities, including the acquisition of the necessary permits to begin construction of the facilities as well as the procurement of essential long lead-time equipment and other items for the facilities, totaling approximately $2.0 million. The Company was unable to obtain to successfully complete the above tasks for Modular II , and was forced to cancel the planned construction of the Modular II facility and reduce the cost of its development and procurement expenditures to date, to net realizable value. The Company has recorded approximately $1,820,000 in 2001 to reflect the write-down to net realizable value of these assets.

         In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs (both Modular I and Modular II). Because Modular II was not fully operational and also because of certain equipment failures at Modular I, the Company is subject to liquidated damages payable to Consumers in the amount of approximately $750,000 which was reflected as an expense in the Company's financial statements for the year ended December 31, 2001.

         In January 2002, Consumers withheld the payment due to the Company under one of the Modular I PPAs. The payment of approximately $1,080,000 was due on January 5, 2002. In April, 2002, Consumers notified Modular that it was electing to terminate the Modular I PPAs. The Company does not believe that Consumers has any grounds to terminate the PPAs, and has informed Consumers of their position on this matter. The Company and Consumers are currently in negotiations. There can be no assurance that the Company will be able to resolve its disputes with Consumers in a means that would be satisfactory to the Company.

NOTE 4 - DUE TO RELATED PARTIES:

         In July 1998, the Company obtained a convertible debt investment from Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex (altogether, "Synex"). Synex provided the Company with $1,000,000 in the form of a convertible debenture which originally matured on July 1, 2001. The convertible debenture is secured by a first mortgage position on Wolverine. The Company and Synex have been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 has been agreed to by the Company and Synex. The convertible debenture is currently in default and the Company and Synex are in discussions to cure the default.

     In connection with the acquisition of Modular in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with this transaction, Strategic advanced the Company an additional amount of approximately $125,000. The Strategic notes currently have a revised maturity date of June 30, 2002.

NOTE 5 - OTHER DEBT:

(A)      CAPITAL LEASE OBLIGATIONS DEFAULT

                  As a result of the contract dispute with Consumers described in Note 3 above, the Company was unable to make the January 2002 payment under its capital lease obligation with Caterpillar Financial Services Corporation. The payment was due on January 15, 2002 in the amount of approximately $589,000. Accordingly, the Company is in default under this lease obligation. The Company and Caterpillar Financial Services Corporation have been in discussion to cure the default under various alternatives. There is no formal agreement between the parties and there can be no assurance that an acceptable solution can be reached. See also subsequent event Note 8(c).

         (B)       DEFAULT ON MORTGAGE

                   The Company is in default of its obligation under the Mortgage Payable included in due to related parties aggregating $1,136,827. The Company is in discussion with Synex and other parties regarding the sale of the Wolverine project to pay off the indebtedness owed to various secured lenders including the mortgage.

          (C)      DEFAULT ON NOTE PAYABLE

                   The Company is in default of its obligation under a Note Payable included in due to related parties aggregating $106,134. The Company is in discussion with the note holder regarding various alternatives to cure the default and repay/restructure the obligation.

NOTE 6 - DEFERRED REVENUE:

         On December 27, 2000, the Company received a payment of $2,784,000 from Consumers with respect to Modular II (See Note 3) in accordance with the provisions of the Call Option Agreement between the parties dated December 14, 2000. The payment represented revenues for having available capacity from May 1 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue and recognized it as operating revenues in the periods earned between May 1 and September 30, 2001.

         In January and May of 2001, the Company received two payments from Consumers in accordance with the provisions of the Call Option Agreement between the parties regarding the two contracts signed for the Company's existing Modular 1 projects at Alma, Coldwater and Chelsea, Michigan. The payments represent the annual revenues to the Company for having installed capacity available from May 1 to September 30, at Modular 1 for each year through 2005. Accordingly, the Company recorded the payment as deferred revenue and recognizes it as operating revenues in the periods earned. See Note 3 regarding dispute with consumers on the Modular contracts.

         The Company did not recognize any operating revenues under all of the Call Option Agreements described above for the three month period ended March 31, 2002 due to the dispute with Consumers.

NOTE 7 - LITIGATION:

         As a result of the default on the note payable described in Note 5 above, the Company is a defendant in litigation commenced by the note holder prior to discussions commencing on possible remedies for the default. The Company and the note holder have executed a forbearance agreement whereby the note holder will not proceed with its litigation pending a satisfactory resolution of the Company's discussions with various parties including but not limited to Consumers, Synex, Strategic, and other various creditors.

         In addition, the Company has been named a defendant in other legal matters pertaining to creditors of the Modular II facilities. Two creditors have obtained judgements against the Company in the amount of approximately $3.0 million. Those amounts are included in accounts payable and long-term debt.

NOTE 8 - SUBSEQUENT EVENTS:

         (a)      Termination of Employment Contract--

                  Effective May 1, 2002, the Company terminated the employment agreement with its President. The Company is attempting to negotiate the terms of a severance agreement.

         (b)      Modular Power System Contract--

                  In May 2002, Consumers withheld the payment due to the Company under one of its Modular I PPA's. The payment of approximately $1,289,000 was due on May 6, 2002. The Company does not believe that consumers has any grounds for failing to make the payments.

         (c)      Capital lease obligation default--

                  As a result of the dispute with Consumers, the Company was unable to make the May 2002 payment under its capital lease obligation with Caterpillar Financial Services, Corporation.

         (d)      Other Compensation:

                  Effective May 8, 2002, the board of directors of the Company approved that John D. Kuhns, Chairman and Mary Fellows, Secretary be compensated by Wolverine for their direct management services at the levels of $120,000 and $60,000 per annum, respectively.

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

The Company currently owns and operates two subsidiaries; Michigan based Wolverine and Modular. Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.50 megawatt hydroelectric plant near Bay City, Michigan; Modular owns 43 megawatts of mobile, trailer mounted and containerised diesel-fired electric generating facilities constituting the Modular 1 project at three sites in Coldwater, Chelsea and Alma, Michigan. In December 2000, the Company signed a Call Option Agreement for an additional 46 MW under a one-year Call Option with Consumers Energy constituting Modular II. The Company was negotiating to purchase certain interests, including an existing 5-year contract and certain equipment, sites and interconnection rights to permanently develop and construct Modular II. The Company was not successful in completing this transaction and accordingly, has written down to net realizable value the expenditures and obligations incurred on Modular II to date. (See Note 3 of Notes to Financial Statements). In addition, the Company is currently seeking a strategic investor to complete the Modular II projects or a sale of its Modular II assets, in whole or in part.

         This quarterly report of Form 10-QSB discusses certain matters that may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to, (i) changes in government regulations, including the anticipated deregulation of the electric energy industry, (ii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as failure to obtain financing and the necessary permits to operate, (iii) cost estimates are preliminary and actual cost may be higher than estimated, (iv) the assurance that the Company will be able to acquire or develop additional plants, and (v) the risks associated with selling power from power plants in the newly competitive energy market. Prospective investors are also referred to the other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

REVENUES

         Revenues increased to $320,241 for the three months ended March 31, 2002 from $297,521 for the three months ended March 31, 2001. Such increases in revenues were due primarily to the increase in the operating revenues generated at the Wolverine hydroelectric generating facility.

Seasonality of Project Revenues

Hydroelectric generating revenues are seasonal. The spring in North America is the time of maximum hydroelectric output, while fall and winter also experience reasonable flows; the summer months are dry and generally unproductive. Hydroelectric power production can also vary from year to year, based on changes in meteorological conditions. Operating revenues at Modular are generally recognized in the periods earned, usually the second and third calender quarters of each year.


COST OF OPERATIONS

         The costs of operations decreased for the three months ended March 31, 2002 to $247,884 as compared to $279,085 during the three months ended March 31, 2001 mainly as a result of the Company's Modular facilities being dormant. Wolverine's cost of operations remained relatively constant between the years.

SELLING, GENERAL AND ADMINISTRATIVE

         These expenses increased for the three months ended March 31, 2002 to $348,481, as compared to $194,252 during the three months ended March 31, 2001. The increase is primarily due to the increase in consulting and payroll expenses for the Parent company.

OTHER INCOME AND EXPENSES

        During the three months ended March 31, 2002, the Company recorded other income-net of $294 as compared to other expense-net of $58,911 during the three months ended March 31, 2001, which represented expenses incurred in the unsuccessful attempt to acquire the Block Island Power Company. Interest expense for the three months ended March 31, 2002 increased to $235,431 from $211,651 for the three months ended March 31, 2001 as a result of additional interest recognized related to unpaid payments of capital lease obligations due in early January 2002. The Company also recorded a goodwill impairment charge of $145,422 during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flows used in operations was $(187,785) for the three-month period ended March 31, 2002.

         The Company believes that its cash flow from operations are insufficient to fund foreseeable working capital. Restrictions on the Company's cash flow from operations due to the Company's unsuccessful attempts to finance its Modular II project and the related vendor obligations on Modular II could force the Company to experience liquidity difficulties. The Company continues to seek a strategic partner to allow it to complete the Modular II project and is also seeking a buyer for its Modular II assets, in whole or in part.

PART II

ITEM 1.  LEGAL PROCEEDINGS

                  Various creditors that provided services to the Modular II facility have commenced actions against the Company. Two of these creditors have obtained judgements against the Company in the amount of approximately $3.0 million. The Company disputes the amount of the judgements. (See Note 7--Notes to Financial Statements.)

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  The Company is currently in default of various debt obligations. (See Note 5--Notes to Financial Statements.)

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

                                        THE NEW WORLD POWER CORPORATION

       May 20, 2002                      by: /s/ John D. Kuhns
                                             -----------------
                                             John D. Kuhns
                                             Chairman of the board of Directors
                                             President and Principal
                                             Accounting Officer