Form 10QSB
period 2002-06-30
NEW WORLD POWER CORPORATION
filed 2002-08-19
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

      There were 5,439,813 shares of the registrant's common stock outstanding as of July 31, 2002.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                         PAGE(S)
                                                                         -------
PART I.   FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at June 30, 2002 (unaudited)
           and December 31, 2001                                               3

         Consolidated Condensed Statements of Operations for the Three and Six
             Month Periods Ended June 30, 2002 and 2001 (unaudited)            4

         Consolidated Condensed Statements of Cash Flows for the Six
             Month Periods Ended June 30, 2002 and 2001 (unaudited)            6

         Notes to Interim Consolidated Condensed Financial Statements          7

Item 2.  Management's Discussion and Plan of Operations                       14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                   JUNE 30,      December 31,
                                                                     2002           2001
                                                                ------------     ------------
                                                                 (UNAUDITED)      (RESTATED)
CURRENT ASSETS:
   Cash and cash equivalents                                    $        969     $     25,265
   Cash restricted in use                                             49,431           19,108
   Accounts receivable                                                68,388          108,708
   Other current assets                                                 --              8,695
                                                                ------------     ------------
TOTAL CURRENT ASSETS                                                 118,788          161,776
                                                                ------------     ------------

Property, plant and equipment, net                                 1,700,000        2,396,487
Goodwill, net of accumulated amortization                               --            467,875
Net assets from discontinued operations                                 --          3,312,202
Other assets                                                         269,292          272,520
                                                                ------------     ------------
                                                                   1,969,292        6,449,084
                                                                ------------     ------------

TOTAL ASSETS                                                    $  2,088,080     $  6,610,860
                                                                ============     ============

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                     $    759,847     $    671,709
   Due to related parties                                          2,292,700        2,012,861
   Current portion of lease obligations                                 --               --
   Current portion of long-term debt                                    --             59,243
                                                                ------------     ------------

TOTAL CURRENT LIABILITIES                                          3,052,547        2,743,813
                                                                ------------     ------------

TOTAL LIABILITIES                                                  3,052,547        2,743,813
                                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common  stock - $.01 par value;  authorized  40,000,000
     shares; 5,439,813 shares issued and outstanding                  54,398           54,398
   Additional paid-in capital                                     84,084,032       84,084,032
   Accumulated deficit                                           (85,102,897)     (80,271,383)
                                                                ------------     ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (964,467)       3,867,047
                                                                ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $  2,088,080     $  6,610,860
                                                                ============     ============

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                            2001
                                                                                        -----------
                                                                           2002          (Restated)
                                                                       -----------      -----------
OPERATING REVENUE                                                      $   677,752      $   599,724
COST OF OPERATIONS                                                         220,425          242,829
                                                                       -----------      -----------

GROSS PROFIT                                                               457,327          356,895
Selling, general and administrative expenses                               826,363          387,710
                                                                       -----------      -----------
OPERATING LOSS                                                            (369,036)         (30,815)
                                                                       -----------      -----------
OTHER INCOME (EXPENSE):
   Interest expense                                                        (63,939)        (101,342)
   Interest income                                                              27             --
      Loss from impairment of property, plant and equipment               (637,438)            --
   Other                                                                       977          (68,976)
                                                                       -----------      -----------

TOTAL OTHER INCOME (EXPENSE)                                              (700,373)        (170,318)
                                                                       -----------      -----------

LOSS BEFORE TAXES                                                       (1,069,409)        (201,133)
   Provision for income taxes                                                 --               --
                                                                       -----------      -----------

LOSS FROM CONTINUING OPERATIONS                                         (1,069,409)        (201,133)
   (Loss) income from discontinued operations (net of income taxes)       (861,583)         438,329
   Loss on disposal of subsidiary                                       (2,578,069)            --

NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE

                                                                       $(4,509,061)         237,196
                                                                       -----------      -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -GOODWILL

IMPAIRMENT CHARGE                                                         (322,453)
                                                                       -----------      -----------

NET (LOSS) INCOME                                                      $ 4,831,514      $   237,196
                                                                       ===========      ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
               - Basic from continuing operations                      $     (0.20)     $     (0.04)
                                                                       ===========      ===========
               - Diluted from continuing operations                    $     (0.20)     $     (0.03)
                                                                       ===========      ===========
               - Basic from discontinued operations                    $     (0.16)     $      0.08
                                                                       ===========      ===========
               - Diluted from discontinued operations                  $     (0.16)     $      0.07
                                                                       ===========      ===========
                - Basic and diluted from disposal of subsidiary        $     (0.42)     $      --
                                                                       ===========      ===========
                - Basic and diluted from cumulative effect of
                  change in accounting principle                       $     (0.06)     $      --
                                                                       ===========      ===========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                        5,439,813        5,389,786
                                                                       ===========      ===========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                      5,439,813        5,988,788
                                                                       ===========      ===========


 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                            2001
                                                                                        -----------
                                                                           2002          (Restated)
                                                                       -----------      -----------
OPERATING REVENUE                                                      $   357,511      $   339,711
COST OF OPERATIONS                                                         106,077          127,676
                                                                       -----------      -----------

GROSS PROFIT                                                               251,434          212,035
   Selling, general and administrative expenses                            477,440          238,572
                                                                       -----------      -----------
OPERATING LOSS                                                            (226,006)         (26,537)
                                                                       -----------      -----------
OTHER INCOME (EXPENSE):
   Interest expense                                                        (51,623)         (45,476)
   Interest income                                                              27              -
      Loss from impairment of property, plant and equipment               (637,438)             -
   Other                                                                       682          (10,065)
                                                                       -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                                              (688,352)         (55,541)
                                                                       -----------      -----------
LOSS BEFORE TAXES                                                         (914,358)         (82,078)
   Provision for income taxes                                                  -                -
                                                                       -----------      -----------

LOSS FROM CONTINUING OPERATIONS                                           (914,358)         (82,078)
   Loss from discontinued operations (net of income taxes)                (359,951)         761,893
   Loss on disposal of subsidiary                                       (2,578,069)            -
                                                                       -----------      -----------

NET LOSS                                                               $(3,852,378)     $   679,815
                                                                       ===========      ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
               - Basic from continuing operations                       $    (0.17)     $     (0.02)
                                                                       ===========      ===========
               - Diluted from continuing operations                     $    (0.17)     $     (0.01)
                                                                       ===========      ===========
               - Basic from discontinued operations                     $    (0.07)     $      0.14
                                                                       ===========      ===========
               - Diluted from discontinued operations                   $    (0.07)     $      0.13
                                                                       ===========      ===========
               - Basic and diluted from sale of subsidiary              $    (0.47)     $        -
                                                                       ===========      ===========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                        5,439,813        5,439,813
                                                                       ===========      ===========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                      5,439,813        5,982,289
                                                                       ===========      ===========

 See accompanying notes to interim consolidated condensed financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                            2001
                                                                                        -----------
                                                                           2002          (Restated)
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                 $(4,831,514)     $   237,196
   Adjustments to reconcile net (loss) earnings to net cash
    (used by) operating activities:
      Depreciation and amortization                                        349,438          953,553
      Amortization of goodwill                                                --              8,930
      Loss on disposal of subsidiary                                     2,578,069
      Other, net                                                              --              7,000
      Property. Plant, and Equipment impairment charge                     637,438
      Goodwill impairment loss                                             467,875             --
      Change in assets and liabilities, net of effect of
      acquisitions/disposals:
        Decrease (Increase) in accounts receivable                          40,320          (42,050)
        Decrease (increase) in other current assets                          8,695               82
        Decrease in other assets                                             3,228             --
        Increase (decrease) in accounts payable and accrued                555,200          (45,315)
        liabilities
        Decrease in net assets from discontinued operation                    --            202,263
                                                                       -----------      -----------
       NET CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES          (191,251)       1,321,659
                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (23,318)        (829,950)
   Deferred project costs and other                                           --             14,756
                                                                       -----------      -----------
       NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                       (23,318)        (815,194)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in due to related parties                           279,839         (350,000)
   Increase (decrease) of long-term debt                                   (59,243)        (152,177)
   Decrease (increase) in restricted cash                                  (30,323)          (4,101)
                                                                       -----------      -----------

       NET CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES           190,273         (506,278)
                                                                       -----------      -----------

Net change in cash and cash equivalents                                    (24,296)             187

Cash and cash equivalents at beginning of period                            25,265              597
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $       969      $       784
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest paid                                                    $      --        $   426,175
      Income taxes paid                                                       --               --

   Non-cash transactions:
      During the six month period ended June 30, 2001, the Company issued 7,000 shares of common stock valued at $7,000 for services rendered


 See accompanying notes to interim consolidated condensed financial statements.

                      THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

         The New World Power Corporation ("the Company", or "New World") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed generation solutions, including renewable and mobile, modular generation facilities. The Company sells electric capacity energy to regulated electric utilities and industrial customers under long-term and mid-term contracts.

         In the opinion of the Company, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of operations and cash flows for the six month period ended June 30, 2002.

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

         The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for a full year since in prior periods the Company recognized revenues from the two power sales agreements between the facilities of its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the "Modular I PPAs", only during the second and third quarters of the year when the Modular I PPAs are in force. However, it recognized certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, in July 2002, subsequent to the balance sheet date, the Company transferred 100% of its ownership interest in Modular, representing the entirety of Modular's membership interests, to a third party as part of a litigation settlement (see Note 7). Finally, the Company has entered into a Memorandum of Understanding to acquire 100% of the shares of Utility Solutions, Inc. ("USI"), an organization engaged in providing customers with electric tariff consulting and other electric power options including the provision of electric capacity and energy from third-party owned, on-site electric generating facilities.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

         RECENT ACCOUNTING PRONOUNCEMENT:

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules the pooling of interests method of accounting for business combinations is no longer allowed and goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based on the recent contract dispute with Consumers as fully described in Note 3 and the subsequent disposal of Modular, wrote off in the first quarter of 2002 all goodwill in the aggregate amount of $145,422 related to the purchase of Modular. As a result of the disposal of Modular, this impairment charge is included in the loss from discontinued operations of subsidiary in the consolidated statements of operations for the three and six months ended June 30, 2002. In July 2002 the Company completed the transitional impairment test for goodwill related to the acquisition of Wolverine Power Corporation ("Wolverine"). Since the fair value of Wolverine exceeded it's book value, the company recorded a goodwill impairment charge of $322,453.

                  On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of the adoption of FASB No. 142, the Company obtained an independent third party appraisal of the fair value of the property plant and equipment of Wolverine. The fair value of these assets was determined using a future cash flow evaluation approach. The book value of these assets exceeds their appraisal value by $637,438. Accordingly, the Company has recorded an impairment loss of $637,438 in the consolidated statements of operations for the six months ended June 30, 2002.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 2 - GOING CONCERN UNCERTAINTY:

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company's sole remaining subsidiary, Wolverine is in default on its first mortgage of approximately $1,250,000 owed to Synex International ("Synex") and its second mortgage loan of approximately $80,000 owed to an individual. The Company and Synex have agreed to a forbearance agreement between the parties whereby Synex will not foreclose on its first mortgage until after December 31, 2002, subject to Wolverine using its best efforts to refinance the debt owed Synex plus make certain interest payments if available from Wolverine cash flow beginning September 2002 and continuing on a monthly basis. If not fully repaid by December 31, 2002, Synex will have the right to either continue its foreclosure or to purchase Wolverine on a basis to be negotiated, but on substantially the same terms and conditions as proposed by Synex to Wolverine in Synex's proposal dated April 25, 2002 (the `Forbearance Agreement"). The Company has also engaged Marathon Capital ("Marathon"), an investment banking firm that specializes in securing debt financing for electric power projects, to assist it with the refinancing of Wolverine's mortgage loans aggregating approximately $2,200,000. While Marathon has received one preliminary term sheet proposal with respect to this refinancing, there is no guarantee that the proposal will be solidified or result on a successful refinancing.

         Management of the Company has determined that, as a result of the poor power markets in Michigan and its dispute with Consumers, the Company should seek new business direction. The Company's plans include retention of new management, the acquisition of USI, and refinancing or selling of Wolverine.

         In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - MODULAR POWER SYSTEMS CONTRACT:

                  On December 14, 2000, Modular signed a new, one-year PPA to provide 46.4 MW of capacity and related energy to Consumers (the "Modular II PPA"). Under the Modular II PPA, the Company received $2,784,000 and recorded that amount as deferred revenues (See Note 6 - Deferred Revenues). The Company hoped to extend the Modular II PPA for an incremental five years and with such extended PPA in place, finance and build permanent facilities. The Company retained agents to petition Consumers for an extension of the Modular II PPA. During 2001, the Company expended funds to pay for the development, procurement and construction of permanent Modular II

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


         facilities, including the acquisition of the necessary permits to begin construction of the facilities as well as the procurement of essential long lead-time equipment and other items for the facilities, totaling approximately $2.0 million. The Company tried to obtain the right to a five-year extension of the Modular II PPA. The Company was unable to successfully complete the above tasks for Modular II, and was forced to cancel the planned construction of the Modular II facility and reduce the cost of its development and procurement expenditures to date to net realizable value. The Company recorded approximately $1,820,000 in 2001 to reflect the write-down to net realizable value of these assets.

         In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs (both Modular I and Modular II). Because Modular II was not fully operational and also because of certain equipment failures at Modular I, Modular is subject to liquidated damages payable to Consumers in the amount of approximately $750,000 which was reflected as an expense in the Company's financial statements for the year ended December 31, 2001.

NOTE 3 - MODULAR POWER SYSTEMS CONTRACT:

         In January 2002, Consumers withheld the payment due to Modular under one of the Modular I PPAs. The payment of approximately $1,080,000 was due on January 5, 2002. In April, 2002, Consumers notified Modular that it was electing to terminate the Modular I PPAs. The Company does not believe that Consumers has any grounds to terminate the PPAs, and has informed Consumers of their position on this matter. This matter is now being handled by the new owner of Modular.

NOTE 4 - DUE TO RELATED PARTIES:

         In July 1998, the Company obtained a convertible debt investment from Synex. Synex provided the Company with $1,000,000 in the form of a convertible debenture which originally matured on July 1, 2001. The convertible debenture is secured by a first mortgage position on Wolverine. The Company and Synex have been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 was agreed to by the Company and Synex. The convertible debenture is currently in default. The Company and Synex have entered into the Forbearance Agreement.

          In connection with the acquisition of Modular in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

          of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with this transaction, Strategic advanced the Company an additional amount of approximately $125,000. The Strategic notes currently have a maturity date of December 31, 2002.

NOTE 5 - OTHER DEBT:

(A)   CAPITAL LEASE OBLIGATIONS DEFAULT

            As a result of the contract dispute with Consumers described in Note 3 above, the Company was unable to make the January 2002 payment under its capital lease obligation with Caterpillar Financial Services Corporation ("Caterpillar").

            The payment was due on January 15, 2002 in the amount of approximately $589,000. As a result of the transfer of 100% ownership interest in Modular, the Company has no further obligation to Caterpillar.

      (B)   DEFAULT ON MORTGAGE:

            The Company is in default of its obligation under the Mortgages Payable included in due to related parties aggregating $1,136,827. The Company is in discussion with Synex and other parties regarding various alternatives to cure the default and repay/restructure the obligation.

NOTE 6 - DEFERRED REVENUE:

         On December 27, 2000, the Company received a payment of $2,784,000 from Consumers with respect to Modular 2 (See Note 3) in accordance with the provisions of the Call Option Agreement between the parties dated December 14, 2000. The payment represented revenues for having available capacity from May 1 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue and recognized it as operating revenues in the periods earned between May 1 and September 30, 2001.

         In January and May of 2001, the Company received two payments from Consumers in accordance with the provisions of the Modular I PPAs between the parties regarding the Company's existing Modular I projects at Alma, Coldwater and Chelsea, Michigan. The payments represent the annual

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


         revenues to the Company for having installed capacity available from May 1 to September 30, at the Company's Modular I for each year through 2005. Accordingly, the Company recorded the payment as deferred revenue and has recognized it as operating revenues in the periods earned. See
         Note 3 regarding dispute with Consumers on the Modular I PPAs.

         The Company did not recognize any operating revenues under the Modular I PPAs described above for the six month period ended June 30, 2002.

NOTE 7 - LITIGATION:

         As a result of the non payment of certain amounts owed to various contractors associated with its Modular II facilities (the "Modular Contractors"), Modular was a defendant in litigation commenced by the Modular Contractors. In addition, New World was named a defendant in other legal actions initiated by the Modular Contractors. Two of the Modular Contractors obtained judgments against the Company in the amount of approximately $3.0 million. These amounts have previously been included in accounts payable and long-term debt. On July 15, 2002, subsequent to the balance sheet date, the Company executed a settlement agreement and transferred 100% of its ownership in Modular to the Modular Contractors. In addition, the Company paid $15,000 and issued warrants to acquire 100,000 shares of its common shares at an exercise price of $1.00 per share. The warrants expire in 5 years.

NOTE 8 - DISPOSAL OF MODULAR:

         On July 15, 2002, subsequent to the balance sheet date, the Company executed a settlement agreement and transferred 100% of is ownership in Modular to the Modular Contractors (see Note 7). The Company's financial statements have been restated to reflect Modular as a discontinued operation for all periods presented. Summarized operating results of Modular's discontinued operations are as follows:


                                 For Three Months Ended June 30   For Six Months Ended June 30
                                      2002            2001             2002           2001
                                  -----------     -----------      -----------     -----------
         Revenues                 $       -0-     $ 1,889,671      $       -0-     $ 1,849,151
                                  -----------     -----------      -----------     -----------
         Income (loss) before
           income taxes           $  (359,951)    $   773,893      $  (861,583)    $   450,329

         Provision for taxes             --            12,000             --            12,000
                                  -----------     -----------      -----------     -----------

         Net income (loss)        $  (359,951)    $   761,893      $  (861,583)    $   438,329
                                  -----------     -----------      -----------     -----------
         Net income (loss) per
           share                  $     (0.07)    $      0.14      $     (0.16)    $      0.08

         Diluted income (loss)
           per share              $     (0.07)    $      0.13      $     (0.16)    $      0.07

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 9 - EMPLOYMENT CONTRACTS:

      (A)   TERMINATION OF EMPLOYMENT CONTRACT:

            Effective May 1, 2002, the Company terminated the employment agreement with its President. The Company has negotiated the terms of a severance agreement.

      (B)   OTHER COMPENSATION:

            As a result of the termination of the Company's President, effective May 8, 2002, the board of directors of the Company approved that John D. Kuhns, Chairman, and Mary Fellows, Secretary be compensated by Wolverine for their direct management services at the levels of $120,000 and $60,000 per annum, respectively.

NOTE 10 - SUBSEQUENT EVENTS:

      (a) On July 15, 2002, subsequent to the balance sheet date, the Company transferred 100% of its ownership of Modular represented by the entirety of the Modular membership interests to a party controlled by the Modular Contractors (the `modular Sale"). As part of this transaction, the Modular Contractors agreed to withdraw all claims related litigation including judgments received, against the Company, with prejudice.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INTRODUCTION

New World was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed generation solutions, including renewable and mobile, modular generation facilities. The Company sells electric capacity energy to regulated electric utilities and industrial customers under long-term and mid-term contracts. The Company is organized as a holding company. Each electric power generating facility or discreet group of facilities is owned by a separate corporate entity. Executive management, legal, accounting, financial and administrative matters are provided at the holding company level. Operations are conducted at the subsidiary level.

As of June 30, 2002, the Company owned and operated two subsidiaries, Wolverine and Modular. Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.50 megawatt hydroelectric plant near Edenville, Michigan; Modular owns 43 megawatts of mobile, trailer mounted and containerised diesel-fired electric generating facilities constituting the Modular I project at three sites in Coldwater, Chelsea and Alma, Michigan. In December 2000, the Company signed the Modular II PPA for an additional 46 MW under a one-year PPA with Consumers for what was expected to be the Modular II project. The Company was negotiating to purchase certain interests, including an existing 5-year contract and certain equipment, sites and interconnection rights to permanently develop and construct the Modular II project. The Company was not successful in completing this transaction and accordingly, has written down to net realizable value the expenditures and obligations incurred on Modular II to date. (See Note 3 of Notes to Financial Statements). On July 15, 2002, subsequent to the balance sheet date, the Company transferred 100% of its ownership in Modular to the Modular Contractors as part of a litigation settlement (see Note 7 of Notes to Financial Statements).

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

Property, Plant and Equipment. Depreciation is computed using the straight-line method for all property, plant and equipment based upon estimated useful lives of the assets. The estimated useful life of these assets vary from time to time based on the extent of their usage. This can result in potential overstatement or understatement of depreciation expense recorded in the consolidated financial statements. We evaluate the useful lives of all equipment on a quarterly basis to ascertain any need for impairment.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

REVENUES

Revenues increased to $677,752 for the six months ended June 30, 2002 from $599,724 for the six months ended June 30, 2001 and increased to $357,511 for the three months ended June 30, 2002 from $339,711 for the three months ended June 30, 2001. Such increases in revenues were due primarily to the increase in the operating revenues generated at the Wolverine hydroelectric generating facility.

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

COST OF OPERATIONS

The costs of operations decreased for the six months ended June 30, 2002 to $220,425 as compared to $242,829 during the six months ended June 30, 2001 and decreased for the three months ended June 30, 2002 to $106,077 as compared to $127,676 during the three months ended June 30, 2001 mainly as a result of the Company's Modular facilities being dormant. Wolverine's cost of operations remained relatively constant between the years.

SELLING, GENERAL AND ADMINISTRATIVE

These expenses increased for the six months ended June 30, 2002 to $826,363, as compared to $ 387,710 during the six months ended June 30, 2001 and increased for the three months ended June 30, 2002 to $447,440, as compared to $238,572 during the three months ended March 31, 2001. The increase is primarily due to the increase in consulting and professional fee expenses for the Parent company.

OTHER INCOME AND EXPENSES

During the six months ended June 30 2002, the Company recorded other income-net of approximately $977 as compared to other expense-net of $68,976 during the six months ended June 30, 2001 and the Company recorded other income-net of approximately $682 as compared to other expense-net of $10,065 during the six months ended June 30, 2001 which represented expenses incurred in the unsuccessful attempt to acquire the Block Island Power Company during those periods in 2001. Interest expense for the six months ended June 30, 2002 decreased to $63,939 from $101,342 for the six months ended June 31, 2001 and for the three months ended June 30, 2002 increased to $51,623 from $ 45,476 for the three months ended June 30, 2001. The changes were the result of changes in the parent company obligations causing change of parent company interest expense net of a decrease caused by Modular interest expense reclassified to discontinued operations. The Company also recorded a goodwill impairment charge of $322,453 during the six months ended June 30, 2002, an a loss from fixed asset impairment of $637,438.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used in operations was $ (24,296) for the six-month period ended June 30, 2002.

Restrictions on the Company's cash flow from operations and due to the Forebearance Agreement could force the Company to experience liquidity difficulties.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Modular Contractors had previously commenced various legal actions against Modular and the Company, including obtaining judgments against the Modular Company in the amount of approximately $3.0 million. As part of the Modular disposal, this litigation with dismissed with prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default with respect to senior loans issued to two lenders and collateralized by a first and second mortgage in the aggregate of approximately $1,300,000 secured by Wolverine.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)         EXHIBITS:

            99.1 Certification under Section 906 of the Sarbanes/Oxley Act

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

                         THE NEW WORLD POWER CORPORATION

     August 19, 2002             by: /s/ John D. Kuhns
                                         John D. Kuhns
                                         Chairman of the Board of Directors