Form 10QSB/A
period 2002-06-30
NEW WORLD POWER CORPORATION
filed 2002-08-23
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                   FORM 10-QSB

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

                                                                                            2001
                                                                                        -----------
                                                                           2002          (Restated)
                                                                       -----------      -----------
OPERATING REVENUE                                                      $   677,752      $   599,724
COST OF OPERATIONS                                                         220,425          242,829
                                                                       -----------      -----------

GROSS PROFIT                                                               457,327          356,895
Selling, general and administrative expenses                               826,363          387,710
                                                                       -----------      -----------
OPERATING LOSS                                                            (369,036)         (30,815)
                                                                       -----------      -----------
OTHER INCOME (EXPENSE):
   Interest expense                                                        (63,939)        (101,342)
   Interest income                                                              27             --
      Loss from impairment of property, plant and equipment               (637,438)            --
   Other                                                                       977          (68,976)
                                                                       -----------      -----------

TOTAL OTHER INCOME (EXPENSE)                                              (700,373)        (170,318)
                                                                       -----------      -----------

LOSS BEFORE TAXES                                                       (1,069,409)        (201,133)
   Provision for income taxes                                                 --               --
                                                                       -----------      -----------

LOSS FROM CONTINUING OPERATIONS                                         (1,069,409)        (201,133)
   (Loss) income from discontinued operations (net of income taxes)       (861,583)         438,329
   Loss on disposal of subsidiary                                       (2,578,069)            --

NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE

                                                                       $(4,509,061)         237,196
                                                                       -----------      -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -GOODWILL

IMPAIRMENT CHARGE                                                         (322,453)
                                                                       -----------      -----------

NET (LOSS) INCOME                                                      $(4,831,514)     $   237,196
                                                                       ===========      ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
               - Basic from continuing operations                      $     (0.20)     $     (0.04)
                                                                       ===========      ===========
               - Diluted from continuing operations                    $     (0.20)     $     (0.03)
                                                                       ===========      ===========
               - Basic from discontinued operations                    $     (0.16)     $      0.08
                                                                       ===========      ===========
               - Diluted from discontinued operations                  $     (0.16)     $      0.07
                                                                       ===========      ===========
                - Basic and diluted from disposal of subsidiary        $     (0.42)     $      --
                                                                       ===========      ===========
                - Basic and diluted from cumulative effect of
                  change in accounting principle                       $     (0.06)     $      --
                                                                       ===========      ===========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                        5,439,813        5,389,786
                                                                       ===========      ===========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                      5,439,813        5,988,788
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