Form 10QSB
period 2002-09-30
NEW WORLD POWER CORPORATION
filed 2002-12-20
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File Number 0-18260

                         THE NEW WORLD POWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      52-1659436
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

              The Farmhouse 558 Lime Rock Road, Lime Rock Ct. 06039 (Address and Zip Code of Principal Executive Offices)

                                 (860) 435-7000
                            Issuer's Telephone Number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         There were 5,439,813 shares of the registrant's common stock outstanding as of November 30, 2002.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                         PAGE(S)

PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets at September 30, 2002
                  (unaudited) and December 31, 2001                            3

               Consolidated Condensed Statements of Operations for the
                  Three and Nine Month Periods Ended September 30, 2002
                  and 2001 (unaudited)                                         4

               Consolidated Condensed Statements of Cash Flows for the Nine
                  Month Periods Ended September 30, 2002 and 2001 (unaudited)  5

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                        SEPTEMBER 30,         December 31,
                                                            2002                 2001
                                                       --------------       --------------
                                                        (UNAUDITED)            (RESTATED)

CURRENT ASSETS:
     Cash and cash equivalents                         $          869       $       25,265
     Cash restricted in use                                    14,198               19,108
     Accounts receivable                                       23,395              108,708
     Other current assets                                          -                 8,695
                                                       --------------       --------------
TOTAL CURRENT ASSETS                                           38,462              161,776
                                                       --------------       --------------

Property, plant and equipment, net                          1,660,066            2,396,487
Goodwill, net of accumulated amortization                          -               467,875
Net assets from discontinued operations                            -             3,312,202
Other assets                                                  267,678              272,520
                                                       --------------       --------------
                                                            1,927,678            6,449,084
                                                       --------------       --------------

TOTAL ASSETS                                           $    1,966,206       $    6,610,860
                                                       ==============       ==============

                - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable and accrued liabilities          $    1,689,347       $      671,709
     Due to related parties                                 2,345,740            2,012,861
     Current portion of lease obligations                          -                    -
     Current portion of long-term debt                             -                59,243
                                                       --------------       --------------

TOTAL CURRENT LIABILITIES                                   4,035,087            2,743,813
                                                       --------------       --------------

TOTAL LIABILITIES                                           4,035,087            2,743,813
                                                       --------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

     Common stock - $.01 par value;  authorized
      40,000,000 shares; 5,439,813 shares
      issued and outstanding                                   54,398               54,398
     Additional paid-in capital                            84,084,032           84,084,032
     Accumulated deficit                                  (86,207,311)         (80,271,383)
                                                       --------------       --------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (2,068,881)           3,867,047
                                                       --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $    1,966,206       $    6,610,860
                                                       ==============       ==============

The interim consolidated condensed Financial Statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

                 THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                        FOR THE NINE MONTH PERIODS ENDED

                           SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                                     2001
                                                                                -------------
                                                                   2002          (Restated)
                                                             ---------------    -------------
OPERATING REVENUE                                            $       775,950    $     686,461

COST OF OPERATIONS                                                   337,672          358,585
                                                             ---------------    -------------

GROSS PROFIT                                                         438,278          327,876

Selling, general and administrative expenses                       1,857,711          550,910
                                                             ---------------    -------------

OPERATING INCOME (LOSS)                                           (1,419,433)         223,034
                                                             ---------------    -------------

OTHER INCOME (EXPENSE):

     Interest expense                                               (116,978)        (149,927)
     Interest income                                                      27
     Loss from impairment of property, plant and equipment          (637,438)              -

     Other                                                                             13,146
                                                             ---------------    -------------

TOTAL OTHER INCOME (EXPENSE)                                        (754,389)        (136,781)
                                                             ---------------    -------------

LOSS BEFORE TAXES                                                 (2,173,822)         359,815

     Provision for income taxes                                           -                -
                                                             ---------------    -------------

LOSS FROM CONTINUING OPERATIONS                                   (2,173,822)        (359,815)

     (Loss) income from discontinued operations
        (net of income taxes)                                       (861,583)       1,703,720

     Loss on disposal of subsidiary                               (2,578,069)              -
                                                             ---------------    -------------

NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                         (5,613,474)       1,343,905

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
   -GOODWILL IMPAIRMENT CHARGE                                      (322,453)
                                                             ---------------    -------------



NET (LOSS) INCOME                                             $   (5,935,927)    $   1,343,905
                                                              ==============     =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

 - Basic from continuing operations                           $        (0.40)     $      (0.07)
                                                              ==============     =============

 - Diluted from continuing operations                         $        (0.40)     $      (0.06)
                                                              ==============     =============

 - Basic from discontinued operations                         $        (0.16)     $       0.32
                                                              ==============     =============

 - Diluted from discontinued operations                       $        (0.16)     $       0.30
                                                              ==============     =============

 - Basic and diluted from disposal of subsidiary              $        (0.47)     $          -
                                                              ==============     =============

 - Basic and diluted from cumulative effect of change in
       accounting principle                                   $        (0.06)     $          -
                                                              ==============     =============

AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                  5,439,813         5,406,828
                                                              ==============     =============

AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                5,439,813         5,700,831
                                                              ==============     =============

The interim consolidated condensed Financial Statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDED

                           SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                                       2001
                                                                                 -----------------
                                                                    2002            (Restated)
                                                                -------------    ----------------
OPERATING REVENUE                                               $      98,198    $         86,737

COST OF OPERATIONS                                                    117,247             115,756
                                                                -------------    ----------------

GROSS PROFIT (LOSS)                                                   (19,049)            (29,019)

     Selling, general and administrative expenses                   1,031,348             163,200
                                                                -------------    ----------------

OPERATING INCOME (LOSS)                                            (1,050,397)           (192,219)
                                                                -------------    ----------------

OTHER INCOME (EXPENSE):

     Interest expense                                                 (53,039)            (48,585)
     Interest income                                                                           -
     Loss from impairment of property, plant and equipment                                     -
     Other                                                               (977)             82,122
                                                                -------------    ----------------

TOTAL OTHER INCOME (EXPENSE)                                          (54,016)             33,537
                                                                -------------    ----------------

LOSS BEFORE TAXES                                                  (1,104,413)           (158,682)

     Provision for income taxes                                           -
                                                                -------------    ----------------

LOSS FROM CONTINUING OPERATIONS                                    (1,104,413)           (158,682)

     (Loss) Income from discontinued operations
          (net of income taxes)                                           -             1,265,391

     Loss on disposal of subsidiary                                                          -
                                                                -------------    ----------------

NET LOSS                                                        $  (1,104,413)   $      1,106,709
                                                                =============    ================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

  - Basic from continuing operations                            $       (0.20)   $          (0.03)
                                                                =============    ================

  - Diluted from continuing operations                          $       (0.20)   $          (0.03)
                                                                =============    ================

  - Basic from discontinued operations                          $       (0.00)   $           0.23
                                                                =============    ================

  - Diluted from discontinued operations                        $       (0.00)   $           0.23
                                                                =============    ================

  - Basic and diluted from sale of subsidiary                   $       (0.00)   $             -
                                                                =============    ================

AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                   5,439,813           5,439,813
                                                                =============    ================

AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                 5,439,813           5,520,803
                                                                =============    ================

The interim consolidated condensed Financial Statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                        FOR THE NINE MONTH PERIODS ENDED

                           SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                                       2001
                                                                                   --------------
                                                                    2002             (Restated)
                                                               --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) earnings                                       $   (5,935,927)     $    1,343,905
     Adjustments to reconcile net (loss) earnings to net cash
      (used in) operating activities:
        Depreciation and amortization                                 123,541             119,821
        Amortization of goodwill                                           -               13,395
        Loss on disposal of subsidiary                              2,578,069
        Other, net                                                         -
        Property, Plant, and Equipment impairment charge              637,438
        Goodwill impairment loss                                      467,875                  -
        Amortization of deferred project costs                                             16,369
        Change in assets and liabilities, net of effect of
         acquisitions/disposals:
           Decrease (Increase) in accounts receivable                  85,313              22,963
           Decrease (increase) in other current assets                  8,695               1,086
           Decrease in other assets                                     4,841                  -
           Increase (decrease) in accounts payable and
             accrued liabilities                                    1,017,638             111,106
           (Decrease) in deferred revenue
           Decrease (Increase) in net assets from
             discontinued operation                                   734,133          (1,269,621)
                                                               --------------      --------------
          NET CASH FLOWS PROVIDED BY (USED BY)
            OPERATING ACTIVITIES                                     (278,384)            359,024
                                                               --------------      --------------



CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (24,558)         (1,354,896)
                                                               --------------      --------------
          NET CASH FLOWS (USED IN) INVESTING ACTIVITIES               (24,558)         (1,354,896)
                                                               --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in due to related parties                    332,879           1,143,521
     Increase (decrease) of long-term debt                            (59,243)            (63,938)
     Payment of capital lease obligations                              37,000            (132,559)
     Proceeds from issuance of common stock, net
     Decrease (increase) in restricted cash                             4,910              11,363
                                                               --------------      --------------

          NET CASH FLOWS PROVIDED BY (USED BY)
             FINANCING ACTIVITIES                                     278,546             995,387
                                                               --------------      --------------
Net change in cash and cash equivalents                               (24,396)               (485)

Cash and cash equivalents at beginning of period                       25,265                 597
                                                               --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                 $          869      $          112
                                                               ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest paid                                          $          -       $       149,927
        Income taxes paid                                                 -                    -

  Non-cash transactions:
        During the nine month period ended September 30, 2001, the Company issued 7,000 shares of common stock valued at $7,000 for services rendered.

The interim consolidated condensed Financial Statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

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

              In the opinion of the Company, the accompanying unaudited interim consolidated condensed financial statements of The New World Power Corporation ("the Company") and its subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of the Company's financial position as of September 30, 2002 and the results of operations and cash flows for the nine month period ended September 30, 2002.

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

              The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for a full year since in prior periods the Company recognized revenues from the two power sales agreements between the facilities of its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the "Modular I PPAs", only during the second and third quarters of the year when the Modular I PPAs are in force. However, it recognized certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, in July 2002, subsequent to the balance sheet date, the Company transferred 100% of its ownership interest in Modular, representing the entirety of Modular's membership interests, to a third party as part of a litigation settlement (see Note 7). Finally, the Company has entered into a Memorandum of Understanding to acquire 100% of the shares of Utility Solutions, Inc. ("USI"), an organization engaged in providing customers with electric tariff consulting and other electric power options including the provision of electric capacity and energy from third-party owned, on-site electric generating facilities.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

              RECENT ACCOUNTING PRONOUNCEMENT:

              In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations is no longer allowed and goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based on the recent contract dispute with Consumers as fully described in
              Note 3 and the subsequent disposal of Modular, wrote off in the first quarter of 2002 all goodwill in the aggregate amount of $145,422 related to the purchase of Modular. As a result of the disposal of Modular, this impairment charge is included in the loss from discontinued operations of a subsidiary in the consolidated statements of operations for the three and nine months ended September 30, 2002. In July 2002, the Company completed the transitional impairment test for goodwill related to the acquisition of Wolverine Power Corporation ("Wolverine"). Since the fair value of Wolverine exceeded its book value, the company recorded a goodwill impairment charge of $322,453.

                  On October 3, 2001, the FASB issued Statement of Financial
              Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of the adoption of FASB No. 142, the Company obtained an independent third party appraisal of the fair value of the property plant and equipment of Wolverine. The fair value of these assets was determined using a future cash flow evaluation approach. The book value of these assets exceeds their appraisal value by $637,438. Accordingly, the Company has recorded an impairment loss of $637,438 in the consolidated statements of operations for the nine months ended September 30, 2002.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                                   (Unaudited)

NOTE 2 - GOING CONCERN UNCERTAINTY:

              The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company's sole remaining subsidiary, Wolverine is in default on its first mortgage of approximately $1,250,000 owed to Synex International ("Synex") and its second mortgage loan of approximately $80,000 owed to an individual. The Company and Synex have agreed to a forbearance agreement between the parties whereby Synex will not foreclose on its first mortgage until after December 31, 2002, subject to Wolverine using its best efforts to refinance the debt owed Synex plus make certain interest payments if available from Wolverine cash flow beginning September 2002 and continuing on a monthly basis. If not fully repaid by December 31, 2002, Synex will have the right to either continue its foreclosure or to purchase Wolverine on a basis to be negotiated, but on substantially the same terms and conditions as proposed by Synex to Wolverine in Synex's proposal dated April 25, 2002 (the `Forbearance Agreement"). The Company has also engaged Marathon Capital ("Marathon"), an investment-banking firm that specializes in securing debt financing for electric power projects, to assist it with the refinancing of Wolverine's mortgage loans aggregating approximately $2,200,000. While Marathon has received one preliminary term sheet proposal with respect to this refinancing, there is no guarantee that the proposal will be solidified or result on a successful refinancing.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

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

NOTE 3 - MODULAR POWER SYSTEMS CONTRACT:

              In January 2002, Consumers withheld the payment due to Modular under one of the Modular I PPAs. The payment of approximately $1,080,000 was due on January 5, 2002. In April 2002, Consumers notified Modular that it was electing to terminate the Modular I PPAs. The Company does not believe that Consumers has any grounds to terminate the PPAs, and has informed Consumers of their position on this matter. The new owner of Modular is now handling this matter.

NOTE 4 - DUE TO RELATED PARTIES:

              In July 1998, the Company obtained a convertible debt investment from Synex. Synex provided the Company with $1,000,000 in the form of a convertible debenture that originally matured on July 1, 2001. The convertible debenture is secured by a first mortgage position on Wolverine. The Company and Synex have been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 was agreed to by the Company and Synex. The convertible debenture is currently in default. The Company and Synex have entered into the Forbearance Agreement.

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

                           SEPTEMBER 30, 2002 AND 2001

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

NOTE 5 - OTHER DEBT (CONTINUED):

         (A)      CAPITAL LEASE OBLIGATIONS DEFAULT (CONTINUED):

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

                           SEPTEMBER 30, 2002 AND 2001

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

              The Company did not recognize any operating revenues under the Modular I PPAs described above for the nine-month period ended September 30, 2002.

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

NOTE 8 - DISPOSAL OF MODULAR:

              On July 15, 2002, the Company executed a settlement agreement and transferred 100% of is ownership in Modular to the Modular Contractors (see Note 7). The Company's financial statements have been restated to reflect Modular as a discontinued operation for all periods presented. Summarized operating results of Modular's discontinued operations are as follows:

                                                       For Three Months Ended September 30      For Nine Months Ended September 30
                                                     --------------------------------------     ---------------------------------
                                                           2002                  2001                  2002               2001
                                                     -------------      -------------------     ----------------    -------------
            Revenues                                 $      -0-         $         3,324,473     $         -0-       $   5,214,144
                                                     -------------      -------------------     ----------------    -------------
            Income (loss) before income taxes        $    (359,951)     $         1,074,827     $       (861,583)   $   1,848,720

            Provision for taxes                              -                      133,000               -               145,000
                                                     -------------      -------------------     ----------------    -------------
            Net income (loss)                        $    (359,951)     $           941,827     $       (861,583)   $   1,703,720
                                                     =============      ===================     ================    =============
            Net income (loss) per share              $       (0.07)                    0.17     $          (0.16)   $         .31

            Diluted income (loss) per share          $       (0.07)     $              0.17     $          (0.16)   $         .30

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

NOTE 9 - EMPLOYMENT CONTRACTS:

         (A)      TERMINATION OF EMPLOYMENT CONTRACT:

                  Effective May 1, 2002, the Company terminated the employment agreement with its President. The Company has negotiated the terms of a severance agreement. At this time, the Company has no Chief Executive Officer or Chief Financial Officer.

         (B)      OTHER COMPENSATION:

                  As a result of the termination of the Company's President, effective May 8, 2002, the board of directors of the Company approved that John D. Kuhns, Chairman, and Mary Fellows, Secretary, be compensated by Wolverine for their direct management services at the levels of $120,000 and $60,000 per annum, respectively.

NOTE 10 - SUBSEQUENT EVENTS:

         (a) On July 15, 2002, the Company transferred 100% of its ownership of Modular represented by the entirety of the Modular membership interests to a party controlled by the Modular Contractors (the `modular Sale"). As part of this transaction, the Modular Contractors agreed to withdraw all claims related litigation including judgments received, against the Company, with prejudice.

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

Prior to July 15, 2002, the Company owned and operated two subsidiaries, Wolverine and Modular. Each subsidiary owns and operates electric generation facilities. Wolverine owns a 10.50 megawatt hydroelectric plant near Edenville, Michigan; Modular owns 43 megawatts of mobile, trailer mounted and containerised diesel-fired electric generating facilities constituting the Modular I project at three sites in Coldwater, Chelsea and Alma, Michigan. In December 2000, the Company signed the Modular II PPA for an additional 46 MW under a one-year PPA with Consumers for what was expected to be the Modular II project. The Company was negotiating to purchase certain interests, including an existing 5-year contract and certain equipment, sites and interconnection rights to permanently develop and construct the Modular II project. The Company was not successful in completing this transaction and accordingly, has written down to net realizable value the expenditures and obligations incurred on Modular II to date. (See Note 3 of Notes to Financial Statements). On July 15, 2002, the Company transferred 100% of its ownership in Modular to the Modular Contractors as part of a litigation settlement (see Note 7 of Notes to Financial Statements).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

The Company's financial statements included in this Report, have not been reviewed by the Company's independent public accountants. The accountants are unwilling to perform the review without being paid for past work and the Company's financial condition does not permit payment at this time. The Company expects cash to become available, either upon sale of the Wolverine subsidiary or completion of a financing package, within the next three months. At that time, the Company expects to pay the accountants and have the financial statements reviewed. An amended Form 10-Q will be filed that will include the reviewed statements.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

REVENUES

Revenues increased to $775,950 for the nine months ended September 30, 2002 from $686,461 for the nine months ended September 30, 2001 and increased to $98,198 for the three months ended September 30, 2002 from $86,737 for the three months ended September 30, 2001. Such increases in revenues were due primarily to the increase in the operating revenues generated at the Wolverine hydroelectric generating facility.

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

COST OF OPERATIONS

The costs of operations decreased for the nine months ended September 30, 2002 to $337,672 as compared to $358,585 during the nine months ended September 30, 2001 and increased for the three months ended September 30, 2002 to $117,247 as compared to $115,756 during the three months ended September 30, 2001. These changes are minor as Wolverine's cost of operations remained relatively constant between the years.

SELLING, GENERAL AND ADMINISTRATIVE

These expenses increased for the nine months ended September 30, 2002 to $1,857,711, as compared to $550,910 during the nine months ended September 30, 2001 and increased for the three months ended September 30, 2002 to $1,031,348, as compared to $163,200 during the three months ended September 30, 2001. The increase is primarily due to the increase in consulting and professional fee expenses for the Parent company.

OTHER INCOME AND EXPENSES

During the nine months ended September 30 2002, the Company recorded other expense-net of approximately $754,389 as compared to other expense-net of $136,781 during the nine months ended September 30, 2001 and the Company recorded other expense-net of approximately $54,016 as compared to other income-net of $33,537 during the three months ended September 30. Interest expense for the nine months ended September 30, 2002 decreased to $116,978 from $149,927 for the nine months ended September 30, 2001 and for the three months ended September 30, 2002 increased to $53,039 from $ 48,585 for the three months ended September 30, 2001. The changes were the result of additional interest recognized related to unpaid payments of parent company obligations causing an increase of parent company interest expense net of a decrease caused by Modular interest expense reclassifies to discontinued operations. The Company also recorded a goodwill impairment charge of $322,453 during the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used in operations was $ (24,296) for the nine-month period ended September 30, 2002.

Restrictions on the Company's cash flow from operations due to the Forebearance Agreement could force the Company to experience liquidity difficulties.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Modular Contractors had previously commenced various legal actions against Modular and the Company, including obtaining judgments against the Modular Company in the amount of approximately $3.0 million. As part of the Modular Sale, this litigation with dismissed with prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by John D. Kuhns, the Company's Chairman, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default with respect to senior loans issued to two lenders and collateralized by a first and second mortgage in the aggregate of approximately $1,300,000 secured by Wolverine.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 6.  OTHER INFORMATION.

NONE.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K.

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

                                        THE NEW WORLD POWER CORPORATION

December 19, 2002                       by: /s/ John D. Kuhns
                                        --------------------------------------
                                        John D. Kuhns
                                        Chairman of the Board of Directors