Form 10QSB/A
period 2002-09-30
DISTRIBUTED POWER INC
filed 2004-01-22
CIK 842691

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

             The Farmhouse, 558 Lime Rock Road, Lime Rock CT. 06039

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

         There were 5,439,813 shares of the registrant's common stock outstanding as of September 30, 2002.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                         Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2002
                  (unaudited) and December 31, 2001(audited)                  3

               Condensed Consolidated Statements of Operations for the Nine
                  and Three Months Ended September 30, 2002 and 2001
                 (unaudited)                                                  5


               Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2002 and 2001 (unaudited)        7


               Notes to Condensed Consolidated Financial Statements           9


Item 2.        Management's Discussion and Plan of Operations                21


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                             24

Item 2.        Changes in Securities and Use of Proceeds                     24

Item 3.        Controls And Procedures                                       24

Item 4.         Defaults Upon Senior Securities                              24

Item 5.        Submission of Matters to a Vote of Security Holders           24

Item 6.        Other Information                                             24

Item 7.        Exhibits and Reports on Form 8-K                              24

Signatures                                                                   25





The interim consolidated condensed Financial Statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

PART I. Financial Information
Item 1. Financial Statements

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                     (Restated)
                                                     September 30, December 31,
                                                          2002          2001
                                                     (Unaudited)     (Audited)
                                                     ------------   -----------
CURRENT ASSETS

    Cash and cash equivalents                        $       869    $    25,265

    Cash restricted in use                                14,198         19,108

    Accounts receivable                                   23,395        108,708

    Other current assets                                     -            8,695
                                                     -------------  -----------
                         Total current assets            161,776        161,776
                                                     -------------  -----------


Property, plant and equipment, net                     1,660,066      2,396,487

Goodwill, net of impairment                                  -          467,875

Net assets from discontinued operations                      -        3,312,202

Other assets                                             267,678        272,520
                                                     ------------   -----------
                                                       1,937,744      6,449,084
                                                     ------------   -----------

TOTAL ASSETS                                         $ 1,966,206    $ 6,610,860
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

The interim consolidated condensed financial statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities         $ 1,689,347    $   671,709

    Due to related parties                             2,345,740      2,072,104
                                                     -----------    -----------
                         Total current liabilities     4,035,087      2,743,813
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized
    4,000,000 shares; 0 shares issued and
    outstanding                                            -               -
    Common stock, $.01 par value; authorized
    40,000,000 shares; 5,439,813 shares issued
    and outstanding                                       54,398         54,398

    Additional paid-in capital                        84,084,032     84,084,032

    Accumulated deficit                              (86,207,311)   (80,271,383)
                                                     ------------   -----------
           Total stockholders' equity (deficit)      ( 2,068,881)     3,867,047)
                                                     ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $ 1,966,206    $ 6,610,860
                                                     ============   ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

The interim consolidated condensed financial statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                         NINE MONTHS                  (RESTATED)
                             ENDED                 THREE MONTHS ENDED
                        -------------  -----------------------------------------
                        September 30,  September 30, September 30, September 30,
                            2002           2001         2002           2001
                            ----           ----         ----           ----

OPERATING REVENUE    $    775,950      $   686,461   $    98,198    $ 86,737

COST OF OPERATIONS        337,672          358,585       117,247     115,756
                     ----------------  ------------  ------------    -----------

GROSS PROFIT (LOSS)       438,278          327,876       (19,049)     (29,019)

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES 1,857,711          550,910     1,032,325      163,200
                     ----------------  ------------  ------------    ----------

OPERATING LOSS         (1,419,433)        (223,034)   (1,051,374)    (192,219)
                     ----------------  ------------  ------------    -----------

OTHER INCOME (EXPENSE)

    Interest expense     (116,978)        (149,927)      (53,039)     (48,585)
    Interest income            27                -             -            -
    Loss from impairment
    of property, plant
    and equipment        (637,438)               -             -            -
    Impairment of
    goodwill             (322,453)               -             -            -
    Other                       -           13,146             -       82,122
                     ----------------  -------------  ------------  -----------
    Total other
    income (expense)   (1,076,842)        (136,781)      (53,039)      33,537
                     ----------------  -------------  ------------  -----------

LOSS BEFORE INCOME
TAXES                  (2,496,275)        (359,815)   (1,104,413)    (158,682)
    Provision for
    income taxes                -                -             -             -
                     ----------------  -------------  -----------   -----------

LOSS FROM CONTINUING
OPERATIONS             (2,496,275)        (359,815)   (1,104,413)    (158,682)

    Income (Loss) from
    discontinued
    operations (net of
    income taxes)        (861,583)       1,703,720             -      941,827
    Loss on disposal of
    subsidiary         (2,578,069)               -             -            -
                    -----------------  -------------  ------------  -----------

NET INCOME (LOSS)   $  (5,935,927)    $  1,343,905   $ (1,104,413)  $ 783,145
                    =================  =============  ============  ===========

BASIC AND DILUTED INCOME (LOSS)
PER SHARE

    Basic from
    continuing
    operations      $      (0.46)  $         (0.07)  $      (0.20)  $    (0.03)
                    =============  ================  =============  ===========
    Diluted from
    continuing
    operations      $      (0.46)  $         (0.06)  $      (0.20)  $    (0.03)
                    =============  ================  =============  ===========

    Basic from
    discontinued
    operations      $      (0.16)  $          0.32   $          -   $     0.17
                    =============  ===============   =============  ===========

    Diluted from
    discontinued
    operations      $      (0.16)  $          0.30   $          -   $      0.17
                    =============  ===============   ============   ===========

    Basic and
    diluted from         )
    disposal of
    subsidiary      $      (0.47)   $             -  $          -   $        -
                    =============   ===============  ============   ===========

AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING

           Basic      5,439,813          5,406,828     5,439,813     5,439,813
                    =============   ===============  ============   ===========

           Diluted    5,439,813          5,700,831     5,439,813     5,520,803
                    =============   ===============  ============   ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

The interim consolidated condensed financial statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                    (RESTATED)
                                                           2002        2001
                                                       ----------- ----------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                  $ (5,935,927) $ 1,343,905
                                                      ------------- -----------
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

     Common stock issued for services rendered and
     compensation                                                -       37,000

     Depreciation and amortization                         123,541      119,821

     Amortization of goodwill                                    -       13,395

     Loss on disposal of subsidiary                      2,578,069            -

     Property, plant and equipment impairment charge       637,438            -

     Goodwill impairment loss                              467,875            -

     Amortizaition of deferred project costs                     -       16,369

  Changes in assets and liabilities

     Decrease in accounts receivable                       85,313        22,963

     Decrease in other current assets                       8,695         1,086

     Decrease in other assets                               4,841             -

     Increase in accounts payable and accrued
     liabilities                                        1,017,638       111,106

     Decrease (increase) in net assets from
     discontinued operation                               734,133    (1,269,621)
                                                        ---------    ----------

     Total adjustments                                  5,657,543      (947,881)
                                                        ---------    ----------

     Net cash provided by (used in) operating
     activities                                          (278,384)      396,024
                                                        ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                                 (24,558)   (1,354,896)
                                                        ----------   ----------

       Net cash (used in) investing activities            (24,558)   (1,354,896)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in amounts due to related parties           273,636     1,084,278

     Payments of long-term debt                                 -        (4,695)

     Payment of capital lease obligations                       -      (132,559)

     Decrease in restricted cash                            4,910        11,363
                                                       ----------    ----------

       Net cash provided by financing activities          278,546       958,387
                                                       ----------    ----------

NET DECREASE IN
    CASH AND CASH EQUIVALENTS                            (24,396)          (485)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   25,265            597
                                                       ----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $     869    $       112
                                                       ==========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

         Interest paid                                 $       -    $   149,927
                                                       ==========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

     Common stock issued for services and
        compensation                                   $       -    $    37,000
                                                       ==========   ===========



               The accompanying notes are an integral part of the condensed consolidated financial statements.


The interim consolidated condensed financial statements have not been reviewed by the Company's independent public accountant. See Management's Discussion and Analysis and accompanying notes.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

              The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine and three months ended September 30, 2002 may not be indicative of the results for the entire year.

              These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.

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

              The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for a full year since in prior periods the Company recognized revenues from the two power sales agreements between the facilities of its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the "Modular I Power Purchase Agreements" ("Modular I PPAs"), only during the second and third quarters of the year when the Modular I PPAs are in force. However, it recognized certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, in July 2002, the Company transferred 100% of its ownership interest in Modular, representing the entirety of Modular's membership interests, to a third party as part of a litigation settlement (see Note 10).


              The condensed consolidated financial statements for the nine months ended September 30, 2001 include reclassifications of the operations of the Company to reflect the disposal of Modular, which took effect July 15, 2002. The 2002 and 2001 statements have been reclassified to January 1, 2001 to reflect the Modular operations below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In addition, the financial statements for the nine months ended September 30, 2001 include certain other reclassifications to conform to the presentation for the nine months ended September 30, 2002.
                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The unaudited condensed consolidated balance sheet for September 30, 2002, unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2002 and 2001 and unaudited statements of cash flows for the nine months ended September 30, 2002 and 2001include New World Power Corporation and its wholly-owned subsidiaries, Wolverine Power Corporation and Modular.

              Intercompany transactions and balances have been eliminated in consolidation.

              Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Cash and Cash Equivalents

              The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

              The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

              Property and Equipment

              Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

              Automobiles and Trucks                               3-5 years
              Office Furniture and Equipment                       5-7 years
              Power Generation Facilities and Equipment            25-40 years

              Revenue Recognition


    The Company records revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility or in accordance with the terms of the power purchase THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


              agreements. Provisions for doubtful accounts are made when losses are anticipated.

              Facility Development

              The Company may develop new power production facilities or acquire existing power production facilities for both operation and development. Accounting for costs incurred in the development phase is as follows:

              New power production facilities: All costs (including financing, legal and other professional costs, development period interest on any financing, development period labor and supply costs, and development period operating costs) attributed to facilities developed by the Company are deferred, until the facility is completed and placed in productive service. At that time, deferred costs are amortized on a straight-line basis over the expected useful life of the facility, usually 25-40 years.

              Facilities acquired for operation: These facilities are substantially ready to be placed in productive service when acquired. The purchase price, along with other acquisition costs, including financing, legal and other professional fees are principally assigned to the facility and depreciated over the expected useful life of the facility. Any identified intangible recorded, is amortized on a straight-line basis over a period consistent with the period used for the related facility depreciation, usually 10-40 years.

              Other project deferrals: The Company defers costs, including professional services and direct labor, incurred for site inspections, site permits, interconnection costs and deposits related to specific project activities. These costs are capitalized until deemed to be unrecognizable, at which time they are written off.

              Advertising

              Advertising costs are typically expensed as incurred and included in selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001, respectively.

               Income Taxes

              The income tax benefit is computed based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.


                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


              Fair Value of Financial Instruments

              The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, notes receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

              Earnings (Loss) Per Share of Common Stock

              Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

              The following is a reconciliation of the computation for basic and diluted EPS:

                                                            2002         2001
                                                          -------       ------
              Net income                              $ (5,935,927) $ 1,343,905

              Weighted-average common shares
              outstanding (Basic)                        5,439,813    5,406,828

              Weighted-average common stoci Equivalents
                Stock options and warrants                      -       294,003
                                                         ---------    ---------

              Weighted-average common shares
              outstanding (Diluted)                      5,439,813    5,700,831
                                                         =========    =========


              Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2002 because inclusion would have been antidilutive.

              Recent Accounting Pronouncement

              In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based on the recent contract dispute with Consumers as fully described in Note 4 and the subsequent disposal of Modular, wrote off in the first quarter of 2002 all goodwill in the aggregate amount of $145,422 related to the purchase of Modular. As a result of the disposal of Modular, this impairment charge is included in the loss from discontinued operations of a subsidiary in the consolidated statements of operations for the three and nine months ended September 30, 2002. In July 2002, the Company completed the transitional impairment test for goodwill related to the acquisition of Wolverine Power Corporation ("Wolverine"). Since the fair value of Wolverine exceeded its book value, the Company recorded a goodwill impairment charge of $322,453.

                        THE NEW WORLD POWER CORPORATION
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Recent Accounting Pronouncement (Continued)

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

NOTE 3 - GOING CONCERN UNCERTAINTY

              The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company's sole remaining subsidiary, as of September 30, 2002, Wolverine, was in default on its first mortgage of approximately $1,250,000 owed to Synex International ("Synex") and its second mortgage loan of approximately $80,000 owed to an individual. The Company and Synex agreed to a forbearance agreement between the parties whereby Synex would not foreclose on its first mortgage until after December 31, 2002, subject to Wolverine using its best efforts to refinance the debt owed Synex plus making interest payments if available from Wolverine cash flow beginning September 2002 and continuing on a monthly basis. These payments did not occur, and the mortgages were in default. In July 2003, the Company sold Wolverine Power Corporation, with the mortgages assumed by the acquirer (See Note 16).

              Management of the Company determined that, as a result of the poor power markets in Michigan and its dispute with Consumers, the Company should seek new business direction, which included the sale of Wolverine. The Company's plans also included retention of new management (See Note 16).


                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTY (CONTINUED)

              In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - MODULAR POWER SYSTEMS CONTRACT

                  On December 14, 2000, Modular signed a new, one-year PPA to provide 46.4 MW of capacity and related energy to Consumers (the "Modular II PPA"). Under the Modular II PPA, the Company received $2,784,000 and recorded that amount as deferred revenues (See Note 9 - Deferred Revenues). The Company hoped to extend the Modular II PPA for an incremental five years and with such extended PPA in place, finance and build permanent facilities. The Company retained agents to petition Consumers for an extension of the Modular II PPA. During 2001, the Company expended funds to pay for the development, procurement and construction of permanent Modular II facilities, including the acquisition of the necessary permits to begin construction of the facilities as well as the procurement of essential long lead-time equipment and other items for the facilities, totaling approximately $2.0 million. The Company tried to obtain the right to a five-year extension of the Modular II PPA. The Company was unable to successfully complete the above tasks for Modular II, and was forced to cancel the planned construction of the Modular II facility and reduce the cost of its development and procurement expenditures to date to net realizable value. The Company recorded approximately $1,820,000 in 2001 to reflect the write-down to net realizable value of these assets. These amounts are reflected in the income from discounted operations.

              In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs (both Modular I and Modular II). Because Modular II was not fully operational and also because of certain equipment failures at Modular I, Modular is subject to liquidated damages payable to Consumers in the amount of approximately $750,000 which was reflected as an expense in the Company's financial statements for the nine months ended September 30, 2001, also reflected in the income from discounted operations.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


NOTE 5 - DUE TO RELATED PARTIES

              In July 1998, the Company obtained a convertible debt investment from Synex. Synex provided the Company with $1,000,000 in the form of a convertible debenture that originally matured on July 1, 2001. The convertible debenture was secured by a first mortgage position on Wolverine. The Company and Synex had been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 was agreed to by the Company and Synex. The convertible debenture was in default. At that time, the Company and Synex had entered into a Forbearance Agreement. The $1,000,000 plus interest of $196,128 are both included in due to related parties on the condensed consolidated balance sheet at September 30, 2002.

              In connection with the acquisition of Modular in March 2000, the Company was issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") from Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totaling $227,000 in the aggregate, with an additional $26,765 in accrued interest for a total outstanding of $953,765 due as of September 30, 2002. The Strategic notes had a maturity date of December 31, 2002. These amounts are currently in default and classified as current liabilities.

              The Company has $85,349 due at September 30, 2002 to another related party which includes accrued interest and $110,500 outstanding to another related entity through common ownership. All amounts are due on demand.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 6-  PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consist of the following at September 30, 2002:

              Land                                              $  401,211
              Plant Generation Facilities and Equipment           3,854,907
              Automobiles and Trucks                                 72.587
              Office Furniture and Equipment                         25,817
                                                                -----------
              Less: accumulated depreciation                     (2,694,456)
                                                                -----------
              Ner property, plant and equipment                 $ 1,660,066
                                                                ===========


NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT)

              Common and Preferred Stock

              The Company has 40,000,000 shares of common stock authorized, and as of September 30, 2002, there are 5,439,813 shares issued and outstanding. The par value of this stock is stated at $.01 per share.

              The Company in the nine months ended September 30, 2002 has not had any issuances of common stock.

              In January 2001, the Company issued 7,000 shares of common stock valued at $7,000 to an independent contractor for services rendered. On March 31, 2001, the Company issued 100,000 shares of common stock as a result of its President exercising certain of his options.

              The Company has 4,000,000 shares of preferred stock authorized, and as of September 30, 2002, there are no shares issued and outstanding. The par value of this stock is stated at $.01 per share.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 8 - OTHER DEBT

              Capital lease obligations default

              As a result of the contract dispute with Consumers described in
              Note 4, the Company was unable to make the January 2002 payment under its capital lease obligation with Caterpillar Financial Services Corporation ("Caterpillar").

              The payment was due on January 15, 2002 in the amount of approximately $589,000. As a result of the transfer of 100% ownership interest in Modular, the Company has no further obligation to Caterpillar.

              In addition, all other capital lease obligations associated with the Modular subsidiary were reclassified in 2001 and reflected in the total for net assets from discontinued operations when the Modular contractors took over the company. As a result, in the restated consolidated balance sheet, these liabilities are no longer obligations of the Company.

              Default on Mortgage

              The Company was in default of its obligation under the Mortgages Payable included in due to related parties aggregating $1,196,128 (see Note 5). The Company was in discussion with Synex and other parties regarding various alternatives to cure the default and repay/restructure the obligation. This never materialized, and the payable from Wolverine was assumed in the transaction when Wolverine was sold by the Company in August 2003.

NOTE 9 - DEFERRED REVENUE

              On December 27, 2000, the Company received a payment of $2,784,000 from Consumers with respect to Modular 2 (See Note 4) in accordance with the provisions of the Call Option Agreement between the parties dated December 14, 2000. The payment represented revenues for having available capacity from May 1 to September 30, 2001. Accordingly, the Company recorded the payment as deferred revenue and recognized it as operating revenues in the periods earned between May 1 and September 30, 2001. However, in the restatement, this activity is not reflected due to the retroactive presentation of the disposal of Modular.

              In January and May of 2001, the Company received two payments from Consumers in accordance with the provisions of the Modular I PPAs between the parties regarding the Company's existing Modular I projects at Alma, Coldwater and Chelsea, Michigan. The payments represented the annual revenues to the Company for having installed capacity available from May 1 to September 30, at the Company's Modular I for each year through 2005. However, in the restatement, this activity is not reflected due to the retroactive presentation of the disposal of Modular.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


NOTE 10 - LITIGATION

              As a result of the non payment of certain amounts owed to various contractors associated with its Modular II facilities (the "Modular Contractors"), Modular was a defendant in litigation commenced by the Modular Contractors. In addition, the Company was named a defendant in other legal actions initiated by the Modular Contractors. Two of the Modular Contractors obtained judgments against the Company in the amount of approximately $3.0 million. These amounts have previously been included in accounts payable and long-term debt. On July 15, 2002, the Company executed a settlement agreement and transferred 100% of its ownership in Modular to the Modular Contractors. In addition, the Company paid $15,000 and issued warrants to acquire 100,000 shares of its common stock at an exercise price of $1.00 per share. The warrants expire in 5 years.

NOTE 11 - DISPOSAL OF MODULAR

              On July 15, 2002, the Company executed a settlement agreement and transferred 100% of is ownership in Modular to the Modular Contractors (see Note 10). The Company's condensed consolidated financial statements have been restated to reflect Modular as a discontinued operation for all periods presented. Summarized operating results of Modular's discontinued operations are as follows:


                            For Three Months Ended        For Nine Months Ended
                                2002        2001           2002          2001

      Revenues            $       -0-    $ 3,324,473  $       -0-  $   5,214,144

      Income (loss) before
      income taxes        $       -0-    $ 1,074,827  $  (861,583) $   1,848,720

      Provision for taxes          -         133,000            -       145,000
                          ----------     -----------  -----------  ------------
      Net income (loss)   $       -0-    $   941,827  $  (861,583) $   1,703,720

      Net income (loss)
      per share           $       -0-    $      0.17  $     (0.16) $        .31
                          ==========     ===========  ===========  ============

      Diluted income
      (loss) per share    $       -0-    $      0.17  $     (0.16) $        .30
                          ==========     ===========  ===========  ============

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


NOTE 12 - EMPLOYMENT CONTRACTS

               Termination of Employment Contract

              Effective May 1, 2002, the Company terminated the employment agreement with its President. The Company had negotiated the terms of a severance agreement. As a result of the termination of the Company's President, effective May 8, 2002, the board of directors of the Company approved that John D. Kuhns, Chairman, and Mary Fellows, Secretary, be compensated by Wolverine for their direct management services at the levels of $120,000 and $60,000 per annum, respectively.


NOTE 13 - COMMITMENTS

              In January 2001, the Company signed an agreement to acquire all of the outstanding shares of Block Island Power Company, a Rhode Island regulated utility. The acquisition was contingent upon the Company's completion of due diligence and the execution of a definitive agreement. In April 2001, the parties mutually agreed to terminate discussions. As part of the initial agreement, the Company made a deposit of $100,000 and incurred costs of approximately $32,000. Upon termination of the agreement, the Company executed a mutual release and settlement agreement and $40,000 of the deposit was retained by Block Island Power Company. Accordingly, the Company included the total costs of the due diligence of approximately $72,000 in the Consolidated Statements of Operations as Other income (Expense) in 2001.

              The Federal Power Act requires that all hydroelectric facilities operating on navigable streams obtain a license from the FERC. The Company's applications for licenses for its Michigan hydroelectric facilities have been accepted and on October 16, 1998, the Federal Energy Regulatory Commission issued licenses for all four hydro projects of the Wolverine Power Corporation, a subsidiary of the Company. In addition, the FERC amended one license rescinding its original order that this license operates on a run-of-river basis in which outflow would equal inflow and allow it to continue to operate in a peaking mode. The licenses are valid for 30 years.

              The Company is subject to federal and state energy laws and regulations and federal, state and local environmental laws and regulations in connection with the development and operation of its generating facilities.

NOTE 14 - CONCENTRATION OF CREDIT RISK

              The Company derives all of its revenue from the production and sale of electric power generated from renewable sources. As a result, the Company is subject to several concentrations of risk. A significant majority of the Company's revenues are derived from contracts for the sale of power to regulated public utilities. Under many of these contracts, the price for energy is subject to the utilities' avoided cost. Avoided cost is affected by, among other factors, the availability and market prices of oil, gas and other energy sources. Additionally, the Company will have to renegotiate contracts with the utilities when the present contracts expire. Further, the renewable energy industry has, in the past, been subject to legislative and regulatory changes, and will likely continue to be affected by such factors for the foreseeable future.

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS

              Included in net assets from discontinued operations at December 31, 2001, are the net assets of Modular at that balance sheet date. These assets include property, plant and equipment, net of obligations due on these assets. The disposal of net assets in the amount of $3,312,202, was reflected in the 2002 consolidated statements of income as loss on discontinued operations or loss on disposal, in accordance with the provisions of FASB 144.

NOTE 16 - SUBSEQUENT EVENTS


              In August 2003, the Company sold Wolverine Power Corporation, its wholly owned subsidiary located in Michigan.

              In October 2003, the Company formally changed its name to Distributed Power, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


Introduction


New World was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed generation solutions. The Company sells electric capacity energy to regulated electric utilities and industrial customers under long-term and mid-term contracts. The Company is organized as a holding company. Each electric power generating facility or discreet group of facilities is owned by a separate corporate entity. Executive management, legal, accounting, financial and administrative matters are provided at the holding company level. Operations are conducted at the subsidiary level.

Prior to July 15, 2002, the Company owned and operated two subsidiaries, Wolverine and Modular. Each subsidiary owned and operateed electric generation facilities. Wolverine owned 4 hydroelectric generating facilities with an aggregate capacity of a 10.50 megawatts, headquartered near Edenville, Michigan; Modular owned 43 megawatts of mobile, trailer mounted and containerized diesel-fired electric generating facilities constituting the Modular I project at three sites in Coldwater, Chelsea and Alma, Michigan. In December 2000, the Company signed the Modular II PPA for an additional 46 MW under a one-year PPA with Consumers for what was expected to be the Modular II project. The Company was negotiating to purchase certain interests, including an existing 5-year contract and certain equipment, sites and interconnection rights to permanently develop and construct the Modular II project. The Company was not successful in completing this transaction and accordingly, has written down to net realizable value the expenditures and obligations incurred on Modular II to date. (See Note 3 of Notes to Financial Statements). On July 15, 2002, the Company transferred 100% of its ownership in Modular to the Modular Contractors as part of a litigation settlement (see Note 10 of Notes to Financial Statements). Finally, the Company in August 2003 sold its subsidiary Wolverine Power Corporation. (see
Note 16 of Notes to Financial Statements).

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


Historically, the Company's financial statements previously filed for the period ending September 30, 2002 were not reviewed by the Company's former independent public accountant. The Company's former independent public accountants were unwilling to perform their review of said filing without being paid for past work, and the Company's financial condition did not permit payment at that time. The Company has retained a new independent public accountant, and is hereby filing an amended, reviewed Form 10QSB for the period. The Company's former independent public accountant has been terminated, but has not been paid for its prior work.


Critical Accounting Policies And Estimates
Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition,intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.


Property, Plant and Equipment

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


Impairment
The Company evaluates its fixed and intangible assets on quarterly basis, and in accordance with FASB 142, will impair its fixed or intangible assets on an as needed basis.


Results of Operations


The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001.



Revenues


Revenues increased to $775,950 for the nine months ended September 30, 2002 from $686,461 for the nine months ended September 30, 2001 and increased to $98,198 for the three months ended September 30, 2002 from $86,737 for the three months ended September 30, 2001. Such increases in revenues were due primarily to the increase in the operating revenues generated at the Wolverine hydroelectric generating facilities.



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


Selling, General and Administrative

These expenses increased for the nine months ended September 30, 2002 to $1,857,711, as compared to $550,910 during the nine months ended September 30, 2001 and increased for the three months ended September 30, 2002 to $1,032,325, as compared to $163,200 during the three months ended September 30, 2001. The increase is primarily due to the increase in consulting and professional fee expenses for the holding company.

Other Income and Expenses

During the nine months ended September 30 2002, the Company recorded other expense-net of approximately ($1,076,842) as compared to other expense-net of $136,781 during the nine months ended September 30, 2001 and the Company recorded other expense-net of approximately $53,039 as compared to other income-net of $33,537 during the three months ended September 30. Interest expense for the nine months ended September 30, 2002 decreased to $116,978 from $149,927 for the nine months ended September 30, 2001 and for the three months ended September 30, 2002 increased to $53,039 from $ 48,585 for the three months ended September 30, 2001. The changes were the result of additional interest recognized related to unpaid payments of parent company obligations causing an increase of parent company interest expense net of a decrease caused by Modular interest expense reclassifies to discontinued operations. The Company recorded a loss from the impairment of property, plant and equipment of $637,438 during the nine months ended September 30, 2002. The Company also recorded a goodwill impairment charge of $322,453 during the nine months ended September 30, 2002.


Liquidity and Capital Resources


Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used in operations was $ 278,384 for the nine-month period ended September 30, 2002.


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

NONE.

ITEM 6.  OTHER INFORMATION.

NONE.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits:

                  99.1 Certification under Section 302 of the Sarbanes/Oxley Act
                  99.2 Certification under Section 906 of the Sarbanes/Oxley Act


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

                                           THE NEW WORLD POWER CORPORATION

 Date: January 23, 2004                    by: /s/ John D. Kuhns
                                           -----------------
                                           John D. Kuhns
                                           Chairman of the Board of Directors