Form 10KSB
period 2002-12-31
DISTRIBUTED POWER INC
filed 2004-01-22
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended  December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to ___________

                         Commission File Number 0-18260

                         The New World Power Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                                   52-1659436
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

         The Farmhouse 558 Lime Rock Road, Lime Rock, Connecticut 06039
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2002 was $543,981 based on the closing price of $0.10 per share. The number of shares outstanding of the registrant's Common Stock as of December 31, 2002 was 5,439,813.

DOCUMENTS INCORPORATED BY REFERENCE:

                                Table of Contents

       PART I                                                            Page

                Item 1.   Business                                           1

                Item 2.   Properties                                         8

                Item 3.   Legal Proceedings                                  8

                Item 4.   Submission of Matters to a Vote of Security
                          Holders                                            9

       PART II

                Item 5.   Market for Registrant's Common Equity
                          and Related Stockholder Matters                   10

                Item 6.   Management's Discussion and Analysis
                          of  Results of Operations                         11

                Item 7.   Financial Statements                              12

                Item 8.   Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure            12

       PART III

                Item 9.   Directors and Executive Officers of the
                          Registrant                                        14

                Item 10.  Executive Compensation                            16

                Item 11.  Security Ownership of Certain
                          Beneficial Owners and Management                  19

                Item 12.  Certain Relationships and Related Transactions    20

       PART IV

                Item 13.  Exhibits and Reports on Form 8-K                  22

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

ITEM 1. BUSINESS

I. INTRODUCTION

       The New World Power Corporation ("New World" or the "Company") is an independent power producer that focuses on distributed power solutions. The Company sells electrical capacity and energy to electric utilities and industrial customers under long-term and mid-term power purchase agreements ("PPA's").

       The Company is organized as a holding company. Each electric power generating facility or discreet group of facilities is owned by a separate corporate entity. Executive management, legal, accounting, financial and administrative matters are provided at the holding company level. Operations are conducted at the subsidiary level.

        Prior to July 15, 2002, the Company owned and operated two subsidiaries, Wolverine and Modular. Each subsidiary owned and operated electric generation facilities. Wolverine owned 4 hydroelectric generating facilities with an aggregate capacity of a 10.50 megawatts, headquartered near Edenville, Michigan; Modular owned 43 MW of mobile, trailer mounted and containerized diesel-fired electric generating facilities constituting the Modular I project at three sites in Coldwater, Chelsea and Alma, Michigan. In December 2000, the Company signed the Modular II PPA for an additional 46 MW under a one-year PPA with Consumers Energy Company, a unit of CMS ("Consumers", or "CMS") for what was expected to be the Modular II project. The Company was negotiating to purchase certain interests, including an existing 5-year contract and certain equipment, sites and interconnection rights to permanently develop and construct the Modular II project. The Company was not successful in completing this transaction and accordingly, has written down to net realizable value the expenditures and obligations incurred on Modular II to date. (See Note 3 of Notes to Financial Statements). On July 15, 2002, the Company transferred 100% of its ownership in Modular to certain contractors (the "Modular Contractors") as part of a litigation settlement (see Note 7 of Notes to Financial Statements). In August 2003, the Company sold Wolverine (see Note 16 of Notes to Financial Statements).
       In June 2000, the Company exchanged the ownership of The New World Power Company Limited located in the United Kingdom for certain outstanding convertible notes. The New World Power Company Limited owned a 3 MW wind farm in England, known as Caton Moor.

II. HISTORY


       The Company was incorporated in Delaware in 1989. Following an initial public offering of its securities in 1992, the Company focused on renewable energy, including wind farms and hydroelectric plants, with power output sold to major utility companies under long- term contracts. The founding management of the Company sold control during 1995, and rom 1996 through 1999 following a change in its business plan, the Company sold a majority of its assets.The Company's securities were delisted from NASDAQ National Market due to non-compliance with the minimum $1.00 bid requirement for continue listing, and were listed on the "OTC" Bulletin Board. In 2000, the Company again changed its business plan to begin developing "distributed generation plants", or electric power plants that produce and sell electricity near the consumer, through its Modular subsidiary. The Company developed, installed and operated approximately 43 MW of modular, mobile generating plants powered by Caterpillar diesel equipment. Unfortunately, following an initial period of profitability, CMS terminated its contract with Modular, additional Modular facilities that the Company planned to build and operate were cancelled, and the Company had to again change its business direction. The Company's securities were delisted from the NASDAQ "OTC" Bulletin Board due to delinquent quarterly and annual SEC filings, and were listed on the "Pink Sheets". In late 2002, the Company formed a new management team in California to pursue the development of distributed generation selling electric power and energy directly to industrial customers in areas characterized by high retail rates.




Recently Completed None-Core Asset Sales

                                        Approximate  Power
    Name        Location          Type  Capacity     Purchaser  Year of sale


Caton Moor      United Kingdom    Wind     3.00 MW       NORWEB       2000
Modular         Michigan          Diesel  43.00 MW        CMS         2002
Wolverine       Michigan          Hydro   10.50 MW        CMS         2003

III.  CURRENT STATUS

Independent Power Projects in Operation


       Until recently, the Company owned two subsidiaries that each owned and operated electric power generating facilities. Each facility was located on a site that was owned or leased on a long-term basis by a project company subsidiary. The facilities produced electricity that was sold to Consumers under medium-term and long-term PPAs). Modular was sold in July 2002 and Wolverine was sold in August 2003.


                                            Approximate  Power
   Name        Location               Type   Capacity    Purchaser      Status

 Modular    Various sites, Michigan  Diesel  43.05 MW    Consumers     Operating
 Wolverine  Midland, Michigan        Hydro   10.50 MW    Consumers     Operating


Modular


         Modular Diesel Facilities. Modular owned three generating facilities developed in 1999 and 2000 and located in Alma, Chelsea and Coldwater, Michigan ("Modular I").

         The Alma facility was a 19.6 MW facility, housed in a permanent, 6,000 square foot Butler-type building in the Alma North Industrial Park. The Alma generating equipment consisted of five Caterpillar 3516B diesel engine generator sets, two combustion turbines and related switchgear.

         The Chelsea facility was a 3.4 MW facility consisting of 3 trailer mounted Caterpillar 3512 diesel generator sets and related switchgear. The trailer mounted generating equipment at Chelsea was able to be mobilized in one day.

         The Coldwater facility was a 20 MW facility consisting of nine trailer-mounted and/or containerized Caterpillar 3516's, one Cummins generator set and related switchgear.

         Capacity and energy from the Modular I facilities was sold to Consumers under 2 similar PPAs that expired in 2005 ("the Modular I PPA's"). Pursuant to the Modular I PPAs, Modular was obligated to be available for the delivery of standby capacity and energy from its facilities from June 1 to September 30 of each year of the PPAs (May 1 for the Alma facility). Consumers wasobligated to make a capacity payment of approximately $1.1 million to Modular with respect to the Alma facility in January of each year and an approximately $1.3 million capacity payment with respect to the Coldwater and Chelsea facilities in May of each year. In addition, if called on to run by Consumers, Consumers was obligated to pay Modular for up to 400 hours of energy produced and sold from each facility (Coldwater and Chelsea) (450 hours at Alma) annually at a rate described in the Modular I PPAs, which was adjusted for fuel prices. Modular was not obligated to sell more than 400 hours of energy to Consumers from the Coldwater and Chelsea facilities and 450 hours of energy from the Alma facility in each calendar year.

         The Company also from time to time generated additional energy revenues with respect to its Alma, Chelsea and Coldwater facilities in the off-season. After October 1, and prior to June 1, the Company sought parties interested in paying to contract any or all of its Modular's power generation equipment/facilities. For the years ended December 31, 2001 and 2000, the Company generated approximately $10,000 and $500,000, respectively from power generation equipment contracted by another utility.


         On December 14, 2000, Modular signed a new one-year PPA to provide 46.4 MW of capacity and related energy to Consumers ("the Modular II PPA"). The Modular II PPA with Consumers required the Company to provide 46.4 MW of peaking capacity for the period from May 1, 2001 through September 30, 2001 when called upon to supply. Under the Modular II PPA the Company was to supply capacity and energy from any available source including its Modular I facilities. The Company received $2,784,000 from Consumers for capacity provided pursuant to the Modular II PPA, which it appropriately recorded as deferred revenues in the financial statements at December 31, 2000 and recognized the revenues over the periods earned. The Company hoped to extend the Modular II PPA for an incremental five years and with such extended PPA in place, the Company expected to finance and build permanent facilities. The Company retained agents to petition Consumers for an extension of the PPA. During 2001, the Company expended funds to pay for the development, procurement and construction of permanent Modular II facilities, including the acquisition of the necessary permits to begin construction of the facilities as well as the procurement of essential long lead-time equipment and other items for the facilities, totalling approximately $2.0 million. The Company tried to obtain the right to the five-year extensions of the Modular II PPA. The Company was unable to obtain the means to successfully complete the above tasks for Modular II. The Company was forced to cancel the planned construction of Modular II and reduce the costs of its development and procurement expenditures to date to net realizable value. During 2001, the Company recorded approximately $1.8 million in additional expense to reflect the write down to net realizable value of these costs.


In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs (both Modular I and Modular II). Because Modular II was not fully operational and also because of certain equipment failures at Modular I, the Company was subject to liquidated damages payable to Consumers in the amount of approximately $750,000 which was reflected as an expense in the Company's financial statements.

In January 2002, Consumers and Modular agreed to resolve their disagreements through an arrangement whereby Consumers released the Company with respect to any liquidated damages or overpayments owed it in exchange for the Company cancelling the Modular I PPA and releasing Consumers from any monies owed the Company in the later years of the Modular I PPA.

The Company transferred Modular to the Modular Contractors in July 2002.


Wolverine


       Wolverine Hydroelectric Facilities. Wolverine owned four hydroelectric facilities on the Tittabawassee River near Edenville, Michigan. The facilities were constructed between 1923 and 1925. One of the facilities was substantially rebuilt in 1945. The others contain original turbine-generators and power plant equipment. The facilities have a combined generating capacity of approximately
10.5 MW. Wolverine's current ten-year moving average hydroelectric production rate for these facilities is approximately 33.0 million kilowatt hours ("kWh") per year.


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


       The Company sold Wolverine to a third party in August 2003..


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

Employees


       As of December 31, 2002 and 2001, the Company and its subsidiaries employed 7 people on a full time basis and 2 persons on a part-time basis. New World also contracts with industry consultants from time to time for project evaluation, restructuring and financing services and advice. Modular engages a veteran operations and maintenance company to operate its facilities in compliance with its contracts.


ITEM 2.  PROPERTIES

ADMINISTRATIVE


       Currently, the Company's corporate offices are located at 558 Lime Rock Road, Lime Rock, Connecticutt 06039. Until the end of 2002, the Company leased office space for executive and administrative functions at 14 Mount Pleasant Drive, Aston, PA 19014, under a month-to-month lease agreement. Were it required to do so, management believes that it could locate similar space in the vicinity of the present offices at similar rates.


INDEPENDENT POWER PRODUCTION


Modular. Modular owned approximately 6 acres of land at its Alma facility. The Company leased space for its operations at its Coldwater and Chelsea facilities. This project company was sold in 2002.

Wolverine. Wolverine owned approximately 4,000 acres of land, most of which is under water, in Gladwin and Midland counties in Michigan. Wolverine's dikes, dams, spillways and power plants are located on this property. Operating and maintenance personnel are based in a 1,000 square foot Wolverine-owned building and a 5,000 square foot maintenance and storage facility in Edenville, Michigan. This project company was sold in 2003.


Caton Moor Wind Farm. The Caton Moor Wind Farm was located on approximately 100 acres of leased land in Caton Moor, Lancashire, England. This project company was sold in 2000.

ITEM 3.  LEGAL SETTLEMENT


         The Modular Contractors had previously commenced various legal actions against Modular and the Company, including obtaining judgments against the Modular Company in the amount of approximately $3.0 million. As part of the Modular Sale, this litigation was dismissed with prejudice.


       On November 12, 1996, Dwight Kuhns, commenced an action against New World in the Superior Court, Alameda County, California. The action sought damages under a consulting agreement that Mr. Kuhns had entered into with the Company at the start of January, 1996, following the termination of his employment with the Company on December 31, 1995.


       After trial, the plaintiff was awarded $967,000 in contractual damages and $1,000,000 in punitive damages on July 24, 1998. The Company entered into a settlement agreement with the plaintiff on January 1, 1999. An agreement was made that upon payment of $375,000 and delivery of a $275,000 mortgage together with 150,000 common shares and 75,000 warrants to purchase shares at $2 each, the Company will obtain full satisfaction of the judgement. The Company is currently in default under the settlement agreement with respect to its payments under the mortgage. The principal balance of approximately $59,000 plus accrued interest of approximately $31,000 remained outstanding on the mortgage at December 31, 2002. The Company has made attempts to discuss rescheduling the amount owed, but there are no guarantees that a successful resolution of this matter can be achieved..



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


       There was no established public trading market for the Company's shares of common stock ("Common Stock") prior to October 23, 1992. After that date, the Common Stock was quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol NWPC. On March 23, 1994, the Common Stock was approved for listing on the NASDAQ National Market System. In November 1996, the Common Stock was approved for listing on the NASDAQ Small Cap Market System. In July 1997 the Common Stock was delisted from the Small Cap Market System and was listed in the Over-The-Counter ("OTC") Bulletin Board under the symbol NWPC. In January 2002 the Common Stock was delisted from the OTC Bulletin Board and was listed in the Pink Sheets under the symbol NWPC.



       The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                       *High            *Low

    Quarter ended March 31, 2000                    $   .53              $  .18
    Quarter ended June 30, 2000                         .70                 .45
    Quarter ended September 30, 2000                   1.01                 .43
    Quarter ended December 31, 2000                    1.19                  .63
    Quarter ended March 31, 2001                       1.87                  .93
    Quarter ended June 30, 2001                        1.75                  .82
    Quarter ended September 30, 2001                   1.30                  .51
    Quarter ended December 31, 2001                    1.24                  .55
    Quarter ended March 31, 2002                       1.49                  .41
    Quarter ended June 30, 2002                         .15                  .15
    Quarter ended September 30, 2002                    .25                  .25
    Quarter ended December 31, 2002                     .10                  .10


       *The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 2002 and 2001, there were approximately 300 holders of record of Common Stock.


       The Company has not paid any cash dividends on its Common Stock since its incorporation in June 1989.


ITEM 6. MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

SHORT TERM STRATEGY


       Over the next 12 months New World intends to develop a new business plan. There can be no assurance, however, that the Company can develop a plan that will be successful, maintain profitability or complete any asset sales on terms acceptable to the Company, if at all. In addition, there can be no assurance the Company will be able to close any financings to provide working capital or complete any mergers or acquisitions.


General


       The results of operations for 2002 compared to 2001 reflect the sale of Modular and the negotiations to sell or refinance Wolverine. Selling, general and administrative expenses increased as these businesses were sold and related salaries and expenses, particularly related professional fees, increased.

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


Revenues


       Revenues decreased to $904,627 in 2002 from $941,867 in 2001 due to drier weather, and lower power production, at Wolverine.

Cost of Operations

       Costs of operations increased in 2002 to $745,447, as compared to $472,794 million during the previous year. The increase is primarily due to the increased costs associated with providing service under the Wolverine PPA.

Selling, General and Administrative

       These expenses were increased during 2002 to $1.368 million as compared to $0.793 million during the previous year. The increase is primarily attributed to the increase in professional fees at the corporate level and the costs associated with managing the windup, litigation and sale of Modular, and the refinancing or sale of Wolverine.


Other Income and Expenses

       During the year ended December 31, 2002, the Company recorded other expense-net of $1,122,506, as compared to other expense-net $82,813 during the previous year.

       Interest expense was $162,642 in 2002 as compared to the previous year's interest expense of $192,857. The Company's overall debt decreased from the prior year primarily as a result of the sale of Modular in July 2002.

       The Company booked a loss from the impairment of its Modular plant and equipment of $637,438 in 2002, and also wrote off goodwill of $322,453 associated with its acquisition of Wolverine.

Liquidity and Capital Resources

       Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used in operations was $(635,200) for the year ended December 31, 2002 and $(119,643) was used in operations for the year ended December 31, 2001.


The Company was in default with respect to a loan issued to a senior lender, Synex, whose loan was collateralized by a first mortgage in the aggregate of approximately $1,574,679 and secured by Wolverine. Synex foreclosed on its collateral in May of 2003. The Company has $90,241 due at June 30, 2003 to another related party which includes accrued interest and $137,309 outstanding to another related entity through common ownership. These amounts are due on demand. The Strategic notes in the amount of $1,012,540 as of June 30, 2003 had a maturity date of December 31, 2002. This amount is currently in default and classified as current liabilities, although the Company and the lenders are discussion of the lenders into equity in the Company.


       Restrictions on the Company's cash flow from operations. The Company sold its Modular subsidiary in 2002 and its Wolverine subsidiary in 2003.



ITEM 7. FINANCIAL STATEMENTS

       The Consolidated Financial Statements for the Company begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


       There have been no changes in or disagreements with our auditors that are required to be reported herein. As a result of the prior auditors failure to maintain their independence due to payment of fees, the Company retained Bagell, Josephs & Company, L.L.C. as its independent auditors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors


       The following sets forth certain information with respect to the Directors of the Company at December 31, 2002:


              Principal Occupation                                  First Year
Name          For The Past Five Years                       Age      Became A
              And Current Public Directorships                       Director


JOHN D.       Director And Chairman Of The Board             52       1989 -1996
KUHNS         Mr.  Kuhns was  appointed  to the Board in
              2000.  Mr. Kuhns is President of Kuhns
              Brothers, Inc. ("KBI"), an investment firm whose affiliates include a licensed broker/ dealer and member of the national Association of Securities Dealers, Inc., and a registered investment advisor. Mr. Kuhns is the founder of the Company. From April 1989 until February,
              1996 he was its Chairman and Chief  executive
              Officer. Mr. Kuhns received a Bachelor's degree from Georgetown University, a Master of Fine Arts from the University of Chicago and an M.B.A. from The Harvard Business School.
              Mr. Kuhns is a member of the Audit Committee.

ROBERT F.    Director.                                             53      2000
HUSSEY       Mr. Hussey was  appointed to the Board in 2000.
             Mr. Hussey is a private investor and was previously the President and Chief Executive Officer of Metro
             Vision of No. America, Inc. Mr. Hussey serves on the Board of Advisors for the Kaufmann Fund, Josephthal & Co, Inc. and Argentum Capital Partners,
             I and II. He also serves on the Board of Directors of Digital Data Inc., Nur Macroprinters Ltd, IVEX
             Corp. and American Digital Media. Mr. Hussey received an M.B.A. from George Washington University. Mr.
             Hussey is a member of the Compensation Committee and the Audit Committee.

Brad Dotson  President,  Chief Executive Officer and a Director.   40      2002
             Mr. Dotson  has  served as an  executive  in the
             electric  energy market   since   1995.   After  a
             successful   career   with ServiceMaster  Management
             Services,  Mr. Dotson was recruited to  develop  and
             lead a  start-up  utility  consulting  group. Under
             his   leadership,   the  company  grew  customer
             level revenues  to  $22,000,000, employed  52  FTE's,
             and  opened regional  offices in  Chicago,  New York,
             and Dallas to serve the 1,100  customers  they
             represented.  Mr. Dotson left this company  in
             January  2000 to create  USI.  Currently  serving
             more  than 150  client  accounts,  USI was  founded
             to fill a growing   demand   for   expertise   and
             knowledge   of  the deregulation issues surrounding
             the  dynamic   California utility market. Brad was
             educated at Pepperdine University in Malibu, and California State University, Long Beach.

Executive Officers

       The following table contains the name, position, biographical information and age of each executive officer of the Company who is not a director.

            Principal Occupation
 Name       For The Past Five Years                                     Age
            And Current Public Directorships

MARY E.     Secretary.                                                   37
FELLOWS     Ms. Fellows was elected Secretary of the Company in
            2000. Ms. Fellows was previously an officer and assistant secretary of the Company from 1993 to 1996.

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

                                                  Annual Compensation
    Name and
    Principal Position         Year               Salary              Bonus



Brad Dotson, President & CEO   2002                  $12,200           None

Mary E. Fellows, Secretary     2002                       $0           None

Robert F. Hussey,Director      2002                 $15,000            None

John D. Kuhns,Chairman         2002                      $0            None



Frederic A. Mayer,President    2001               $123,000          $30,000
                               2000               $128,000          $15,000

Option Grants Table


       The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal years ended December 31, 2000. No options were granted during 2001, 2002 or 2003.


                             Option Grants in Fiscal Year 2000
                                Individual Grants                                 Potential Realizable
                                                                                  Value at
                                                                                  Assumed Annual
                                                                                  Rates of Stock Price
                                                                                  Appreciation
                                                                                  for Option Term
                                                                                  5%($) 10%($)
Name             Number of        % of Total        Exercise       Expiration
                 Securities      Options Granted   Price ($/sh)        Date
                 Underlying       to Employees
                 Options      Fiscal Year 2000
                 Granted (#)

Fred Mayer       120,000           85.71%            $ .65           (1)             -     -
Granted 2000
Mary Fellows      20,000           14.29%            $ .70           (1)             -     -
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

Long-Term Incentive and Pension Plans

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

Employment Agreements


       In December of 2002, Brad Dotson was appointed President of the Company pursuant to an employment agreement commencing December 1, 2002. His compensation was set at $200,000 base salary, plus an annual bonus based upon performance determined by the Board. Mr. Dotson was not compensated at this rate during 2003. He has received a total of $92,405 in compensation since December 1, 2002, including $80,205 in 2003 through September 30, and has waived his right to receive any back compensation owed..

       In March of 2000, Mr. Fred Mayer was appointed President of the Company pursuant to a three-year employment agreement. His compensation was set at $132,000 base salary the first year, $144,000 the second year and $156,000 the third year plus an annual bonus based upon performance determined by the Board. Upon execution of the employment contract, Mr. Mayer was awarded 120,000 options to purchase Common Shares at $0.65 each, with monthly vesting throughout the term of the contract. Mr. Mayer's agreement was terminated in May 2002.


Board of Directors Report on Executive Compensation


       This report, prepared by the Company's Board of Directors, addressed the Company's compensation policies with respect to its executive officers for the fiscal year ended December 31, 2002 and 2001.


       Salary. The Compensation Committee is responsible for determining the salaries of all executive officers of the Company. Salaries paid to executive officers reflect their responsibilities, diligence and determination in working toward the achievement of established corporate objectives.


       Stock Incentives. The Compensation Committee has full power, discretion and authority in administering the Company's 1993 Stock Incentive Plan. The Committee believes that stock ownership by employees, including officers, of the Company, is important as a means of rewarding outstanding performance and promoting the achievement of long-term corporate goals by giving those persons a greater proprietary interest in the Company. An option to purchase up to 120,000 of the Company's Common Stock was granted to the President upon execution of his employment contract in March 2000. No options were granted to officers or employees of the Company in 2001, 2002 or 2003.






ITEM 11.  SECURITY OWNERSHIP


       The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at December 31, 2002 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.


   Name And Address          Shares Beneficially Owned**             Percentage
   Of Beneficial Owner(1)                                            Of Class(2)

Hainsford Group Limited (3)                     250,000                   4.6%
41 Lewisham Park
London, England SE13 6QZ


Herbert L. Oakes, Jr.(4)                        286,770                     5%


Polaris Partners
Robert F. Hussey                                 20,000                      *

Strategic Electric Power Fund, LLC (5)        1,539,603                  28.3%

New World Partners, LLC (6)                     236,196                   4.3%

John D. Kuhns (6)                               650,058                  12.0%


All Directors and Executive Officers as a
Group 2 persons)                                670,058                  12.5%
>

* less than one percent.

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.


(2)     Based upon 5,439,813 shares of Common Stock outstanding on December 31,
        2002.
>

(3)    Based upon Statement on Schedule 13D filed with the SEC on September 14,
       1999.

(4) Consists of 286,770 common shares held by Mr. Oakes directly or through ventures controlled by him (OFCO).

(5) Mr. Kuhns is not the beneficial owner of the 1,441,375 common shares and 98,228 warrants convertible to common shares which are owned by the Strategic Electric Power Fund. However, Mr. Kuhns has sole voting and dispositive power over these shares.


(6) Mr. Kuhns is Manager of New Power Associates, LLC the Member-Manager of the Strategic Electric Power Fund, LLC, the Electric Power Fund I, LLC and the California Power Fund, LLC. which invested $350,000 in the Company in exchange for 636,364 shares of common stock. As of December 31, 2002, Mr. Kuhns personally was the beneficial owner of 165,133 shares of common stock including 29,369 shares owned by third parties for which he holds voting power. Electric Power Fund I owns 15,000 shares, California Power Fund owns 500 shares and New World Partners, LLC owns 236,196 shares. Also includes warrants to purchase 469,425 common shares.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       On June 30, 1998, the Company entered into a convertible debt agreement with Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex International (altogether, "Synex"). Synex provided the Company $1.0 million in the form of a convertible debenture that originally matured July 1, 2001. The convertible debenture is secured by a first mortgage position on Wolverine. The original maturity date was extended to November 1, 2001. The loan was in default on December 31, 2002. Synex foreclosed on its collateral in July 2003.


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

         In connection with the acquisition of Modular in March 2000, the Company was issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") from Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totalling $227,000 in the aggregate, with an additional $105,926 in accrued interest for a total outstanding of $1,032,926 due as of December 31, 2002. These amounts are currently in default and classified as current liabilities.

         The Company has $91,933 due at September 30, 2003 to another related party which includes accrued interest and $165,686 outstanding to another related entity through common ownership. All amounts are due on demand.

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

10.2 Management Agreement between Wolverine Hydroelectric Corporation and East Rock Partners, Inc. dated December 1, 1989. (Incorporated herein by reference to Exhibit No. 10.05(d) to the 1991 Form 10-K).
10.3            The New World Power  Corporation's 1989 Stock Incentive Plan.
                (Incorporated herein by reference to Exhibit No. 10.09 to the Company's Form 10-K for the year ended September 30, 1990 [the "1990 10-K"]).
10.4            The New World Power  Corporation's 1993 Stock Incentive Plan.
                (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1993 [the "June 30, 1993 10-Q"]).
10.5 Lease between White Hollow Farms, Inc. and The New World Power Corporation, dated as of December 1, 1992.(Incorporated herein by reference to Exhibit 10.33 to the 1993 10-K).
10.6 Stock Purchase Agreement among The New World Power Corporation, Photocomm, Inc., Westinghouse Electric Corporation, Programmed Land, Inc. and Robert R. Kauffman dated as of October 15, 1993. (Incorporated herein by reference Exhibit A to the Company's Form 8-K dated November 23, 1993 [the "November 12, 1993 8-K"]).
10.7 Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co. Limited, dated November 8, 1993. (Incorporated herein by reference to Exhibit 10.35(a) to the 1993 10-K).
10.8            Warrant  issued to Oakes,  Fitzwilliams  & Co.  Limited.
                (Incorporated herein by reference to Exhibit 10.35(b) to the 1993 10-K).
10.9 Form of Purchase Agreement by and between The New World Power Corporation and Purchaser. (Incorporated herein by reference to Exhibit 10.35(c) to the 1993 10-K).
10.10 Form of Warrant issued to Purchaser. (Incorporated herein by reference to Exhibit 10.35(d) to the 1993 10-K).
10.11 Schedule of Purchasers. (Incorporated herein by reference to Exhibit 10.35(e) to the 1993 10-K).
10.12 Form of Management Shareholders' Agreement by and among The New World Power Corporation; John D. Kuhns; Dwight C. Kuhns; Robert W. MacDonald; Lucien Ruby; Herbert L. Oakes, Jr.; Michael H. Best; Nazir Memon; Gerald R. Cummins and any other person who agrees to be bound by the terms of the Agreement, dated as of November 12, 1993. (Incorporated herein by Reference to Exhibit 10.38 to the 1993 10-K).
10.13 Placement Agent Agreement by and between The New World Power Corporation and Oakes, Fitzwilliams & Co., Limited, dated February 28, 1994. (Incorporated herein by reference to Exhibit 10.01(a) to the Company's Form 10-Q for the quarter ended March 31, 1994 [the "March 31, 1994 10-Q"]).
10.14           Warrant  issued to Oakes,  Fitzwilliams  & Co.,  Limited.
                (Incorporated herein by reference to Exhibit 10.01(b) to the March 31, 1994 10-Q).
10.15 Form of Purchase Agreement by and between The New World Power Corporation and Purchaser. (Incorporated herein by reference to Exhibit 10.01(c) to the March 31, 1994 10-Q).
10.16 Form of Warrant issued to Purchaser. (Incorporated herein by reference to Exhibit 10.01(d) to the March 31, 1994 10-Q).
10.17 Schedule of Purchasers. (Incorporated herein by reference to Exhibit 10.01(e) to the March 31, 1994 10-Q).


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


10.57           Sale Agreement for Modular Power Systems, LLC dated as of July
                15, 2002.
10.58           Ternination Agreement with Fred Mayer, dated June, 2003.
10.59           Sale Agreement for Wolverine Power Corporation  dated as of
                August 30, 2002.
22.1            Subsidiaries of the registrant. (3)

3) Incorporation by reference herein to the 1995 10-K
4) Incorporation by reference herein to the 1998 10-KSB
*  Filed herewith.



Reports on Form 8-K

       None.

                                       F-3
                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

      Report of Independent Certified Public Accountants'                  F-2

      Consolidated Balance Sheets at December 31, 2002 and 2001            F-4

      Consolidated Statements of Operations for the Years Ended
         December 31, 2002 and 2001                                        F-6

      Consolidated Statements of Changes in Stockholders' Equity
         (Deficit) For the Years Ended December 31, 2002 and 2001          F-7

      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2002 and 2001                                        F-8

      Notes to Consolidated Financial Statements                          F-10





                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants
                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

Board of Directors
The New World Power Corporation

We have audited the consolidated balance sheet of the New World Power Corporation and Subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements for the year ended December 31, 2002 has been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has raised issues that lead to substantial doubt about its ability to continue as a going concern, most notably is the energy crisis and generation of equity to support operations. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The New World Power Corporation and Subsidiaries as of December 31, 2002 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated (unaudited) balance sheet of The New World Power Corporation and Subsidiaries as of December 31, 2001, and the related consolidated (unaudited) statements of operations, stockholders' equity (deficit) and cash flows for the year then ended are submitted by Management. Lazar, Levine & Felix LLP, the company's prior auditors, purports that they are not independent with respect to the prior issued December 31, 0221 audited consolidated financial statements dated April 12, 2001. The unaudited numbers are reflected for comparative purposes only (See Note 18).

BAGELL, JOSEPHS & COMPANY, L.L.C.
                       BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

December 22, 2003

          MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
               NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
             PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
             NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

>PAGE>

COPIED BUT NOT RESISSUED


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, a dispute regarding future revenue stream that comprises a major portion of its operations, is a defendant in several lawsuits with various creditors and has defaulted on its loan obligations with certain lenders. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






/s/ Lazar Levine & Felix LLP
--------------------------------------

LAZAR LEVINE & FELIX LLP



New York, New York
April 12, 2001

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2002

                                     ASSETS

                                                                   (UNAUDITED)
                                                                   (Restated)
                                                         2002          2001
                                                     -----------   -----------
CURRENT ASSETS

    Cash and cash equivalents                        $    13,706    $    25,265

    Cash restricted in use                                     -         19,108

    Accounts receivable                                   44,286        108,708

    Other current assets                                     -            8,695
                                                     -------------  -----------
                         Total current assets             57,992        161,776
                                                     -------------  -----------


Property, plant and equipment, net                     1,621,130      2,396,487

Goodwill, net of impairment                                  -          467,875

Net assets from discontinued operations                      -        3,312,202

Other assets                                             166,064        272,520
                                                     ------------   -----------
                                                       1,787,194      6,449,084
                                                     ------------   -----------

TOTAL ASSETS                                         $ 1,845,186    $ 6,610,860
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities         $ 1,048,275    $   671,709

    Due to related parties                             2,701,195      2,072,104

    Other current liabilities                                  -              -
                                                     -----------    -----------
                         Total current liabilities     3,749,470      2,743,813
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized
    4,000,000 shares; 0 shares issued and
    outstanding                                            -               -
    Common stock, $.01 par value; authorized
    40,000,000 shares; 5,439,813 shares issued
    and outstanding                                       54,398         54,398

    Additional paid-in capital                        84,084,032     84,084,032

    Accumulated deficit                              (86,042,714)   (80,271,383)
                                                     ------------   -----------
           Total stockholders' equity (deficit)      ( 1,904,284)     3,867,047)
                                                     ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $ 1,845,186    $ 6,610,860
                                                     ============   ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31. 2002 AND 2001


                                                                    (UNAUDITED)
                                                                    (Restated)
                                                  2002                  2001
                                                  ----                  ----

OPERATING REVENUE                           $    904,627         $     941,867


COST OF OPERATIONS                               745,447               472,794
                                        ------------------    ------------------


GROSS PROFIT                                     159,180               469,073


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   1,368,353               793,427
                                       ------------------    ------------------


OPERATING LOSS                               (1,209,173)              (324,354)
                                       ------------------    ------------------

OTHER INCOME (EXPENSE)

    Interest expense                          (162,642)               (192,857)

    Interest income                                 27                    -

    Loss from impairment of property,
    plant and equipment                       (637,438)                   -

    Impairment of goodwill                    (322,453)                   -

    Other                                            -                 110,044
                                        ------------------    ------------------
           Total other income (expense)     (1,122,506)                (82,813)
                                        ------------------    ------------------

LOSS BEFORE INCOME TAXES                    (2,331,679)               (407,167)

    Provision for income taxes                       -                     -
                                        ------------------    ------------------


LOSS FROM CONTINUING OPERATIONS             (2,331,679)               (407,167)


    Income (Loss) from discontinued
    operations (net of income taxes)          (846,991)                743,949

    Loss on disposal of subsidiary          (2,592,661)                      -
                                        ------------------    ------------------

NET INCOME (LOSS)                        $   (5,771,331)       $       336,782
                                        ==================    ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE

    Basic from continuing operations     $        (0.43)       $         (0.07)
                                         ==================    =================

    Diluted from continuing operations   $        (0.43)       $         (0.07)
                                        ==================    ==================

    Basic from discontinued operations   $        (0.16)       $          0.14
                                        ==================    ==================

    Diluted from discontinued operations $        (0.16)       $          0.12
                                        ==================    ==================

    Basic and diluted from disposal of
    subsidiary                           $        (0.48)       $            -
                                        ==================    ==================

AVERAGE NUMBER OF BASIC COMMON SHARES
OUTSTANDING                                   5,439,813              5,415,142
                                        ==================    ==================

AVERAGE NUMBER OF DILUTED COMMON SHARES
OUTSTANDING                                   5,439,813              5,719,959
                                        ==================    ==================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                           Additional
                          Common Stock       Paid-in     Accumulated
                        Shares    Amount     Capital        Deficits     Total
                      ---------- --------- -------------   -----------  --------

Balance December 31,
2000 (UNAUDITED)       5,332,813  $53,328 $  84,048,102 $(80,608,165) $3,493,265

Issuance of common
stock - services           7,000        70         6,930            -     7,000

Issuance of common stock
- compensation           100,000     1,000        29,000            -    30,000


Net income for the year        -         -             -     336,782    336,782
                      ----------- ---------  -----------  ----------   ---------

Balance December 31, 2001
(UNAUDITED)            5,439,813    54,398    84,084,032 (80,271,383) 3,867,047


Net loss for the year          -         -             -  (5,771,331)(5,771,331)
                     ------------ ---------  -----------  ---------- -----------

Balance December 31,
2002                   5,439,813 $ 54,398 $ 84,084,032 $(86,042,714)$(1,904,284)
                       ========= ======== ============ ============ ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                     (UNAUDITED)
                                                                    (Restated)
                                                  2002                   2001
                                               ---------------    --------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                           $   (5,771,331)    $    336,782

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

     Common stock issued for services rendered
     and compensation                                      -            37,000

     Depreciation and amortization                   180,449           742,876

     Loss on disposal of subsidiary                2,592,661                 -

     Loss from discontinuance of operations          701,569                 -

     Property, plant and equipment impairment
     charge                                          637,438                 -

     Goodwill impairment loss                        467,975                 -

  Changes in assets and liabilities

     Decrease (increase) in accounts receivable       64,422            (51,132)

     Decrease in other current assets                  8,695             45,792

     Decrease in other assets                        106,456                 -

     Increase in accounts payable and accrued
     liabilities                                     376,466          1,553,039

     Decrease in deferred revenues                         -         (2,784,000)
                                                  -----------   ----------------
     Total adjustments                             5,136,131           (456,425)
                                                  -----------   ----------------

     Net cash (used in) operating activities        (635,200)          (119,643)
                                                  -----------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                            (24,558)        (1,456,318)

     Acquisition of Investment Securities                  -           (100,000)
                                                 ------------   ----------------

       Net cash (used in) investing activities       (24,558)        (1,556,318)
                                                 ------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in due to related parties              629,091              5,219

     Repayment of capitalized lease obligations
     and of long-term debt                                 -           (978,962)

     Payment of short term notes                           -           (222,020)

     Decrease in restricted cash                      19,108             19,134
                                                 -------------  ----------------

       Net cash provided by (used in) financing
       activities                                    648,199         (1,176,629)
                                                 -------------  ----------------

NET DECREASE IN
    CASH AND CASH EQUIVALENTS                        (11,559)        (2,852,590)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                 25,265          2,877,855
                                                 -------------  ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR          $    13,706      $      25,265
                                                 =============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest paid                           $        -       $     416,229
                                                 =============  ================

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

     Common stock issued for services and
     compensation                                $        -       $      37,000
                                                 =============   ===============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

NOTE 1 - BASIS OF PRESENTATION

              The New World Power Corporation ("the Company", or "New World") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed generation solutions, including renewable and mobile, modular generation facilities. The Company sells electric capacity energy to regulated electric utilities and industrial customers under long-term and mid-term power purchase agreements.

              The results of operations for the years ended December 31, 2002 and 2001 do not include the Company's recognition of revenues from the two power sales agreements between the facilities of its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the "Modular I Power Purchase Agreements" ("Modular I PPAs"), or certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, in July 2002, the Company transferred 100% of its ownership interest in Modular, representing the entirety of Modular's membership interests, to a third party as part of a litigation settlement (see Note 10). The Company's other wholly owned subsidiary, Wolverine Power Corporation ("Wolverine"), was sold in July 2003.

              The unaudited consolidated financial statements for the year ended December 31, 2001 include reclassifications of the operations of the Company to reflect the disposal of Modular, which took effect July 15, 2002. The 2002 and 2001 statements have been restated to January 1, 2001 to reflect the Modular operations below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In addition, the financial statements for the year ended December 31, 2001 include certain other reclassifications to conform to the presentation for the year ended December 31, 2002.

              Principles of Consolidation

              The consolidated balance sheet for December 31, 2002, consolidated statements of operations for the years ended December 31, 2002 and 2001 (unaudited), the consolidated statements of changes in stockholders' equity (deficit) for the years ended December 31, 2002 and 2001 (unaudited) and consolidated statements of cash flows for the years ended December 31, 2002 and 2001 (unaudited) include New World Power Corporation and its wholly-owned subsidiaries, Wolverine Power Corporation and Modular. All significant intercompany transactions and balances have been eliminated in consolidation.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

              The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

              As a result of the Synex financing, cash at December 31, 2001 in the amount of $19,108 was restricted to making payments for long-term obligations.


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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


              Advertising

              Advertising costs are typically expensed as incurred and included in selling, general and administrative expenses for the years ended December 31, 2002 and 2001.

               Income Taxes

              The income tax benefit is computed based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



              Fair Value of Financial Instruments

              The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, notes receivable, and accounts payable approximate fair value because of the immedi ate or short-term maturity of these financial instruments.



              Earnings (Loss) Per Share of Common Stock

              Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

              The following is a reconciliation of the computation for basic and diluted EPS:

                                                        2002            2001
                                                       ------         -------

              Net income (loss)                     $ (5,771,331)  $  336,782

              Weighted-average commmon
              shares outstanding (basic)               5,439,813    5,415,142

              Weighted-average common stock
                Equivalents

                    Stock options and warrants                 -      304,817
                                                       ----------   ---------
              Weighted-average common shares
              outstanding (Diluted)                    5,439,813    5,719,959
                                                       =========    =========

              Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2002 because inclusion would have been antidilutive.








                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



              Stock-Based Compensation

              The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No.25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

              Recent Accounting Pronouncement

              In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based on the recent contract dispute with Consumers as fully described in
              Note 4 and the subsequent disposal of Modular, wrote off in the first quarter of 2002 all goodwill in the aggregate amount of $145,422 related to the purchase of Modular. As a result of the disposal of Modular, this impairment charge is included in the loss from discontinued operations of a subsidiary in the consolidated statements of operations for the year ended December 31, 2002. In July 2002, the Company completed the transitional impairment test for goodwill related to the acquisition of Wolverine Power Corporation ("Wolverine"). Since the fair value of Wolverine exceeded its book value, the company recorded a goodwill impairment charge of $322,453.














                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Recent Accounting Pronouncements (Continued)

               On October 3, 2001, the FASB issued Statement of Financial
              Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of the adoption of FASB No. 142, the Company obtained an independent third party appraisal of the fair value of the property plant and equipment of Wolverine. The fair value of these assets was determined using a future cash flow evaluation approach. The book value of these assets exceeds their appraisal value by $637,438. Accordingly, the Company has recorded an impairment loss of $637,438 in the consolidated statements of operations for the year ended December 31, 2002.


NOTE 3 - GOING CONCERN UNCERTAINTY

              The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company's sole remaining subsidiary, as of December 31, 2002, Wolverine, was in default on its first mortgage of approximately $1,560,000 owed to Synex International ("Synex") and its second mortgage loan of approximately $80,000 owed to an individual. The Company and Synex agreed to a forbearance agreement between the parties whereby Synex would not foreclose on its first mortgage until after December 31, 2002, subject to Wolverine using its best efforts to refinance the debt owed Synex plus making interest payments if available from Wolverine cash flow beginning September 2002 and continuing on a monthly basis. These payments did not occur, and the mortgages were in default. In July 2003, the Company sold Wolverine Power Corporation, with the mortgages assumed by the acquirer (See Note 17).

              Management of the Company determined that, as a result of the poor power markets in Michigan and its dispute with Consumers, the Company should seek new business direction, which included the sale of Wolverine.






                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001



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

              In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs (both Modular I and Modular II). Because Modular II was not fully operational and also because of certain equipment failures at Modular I, Modular is subject to liquidated damages payable to Consumers in the amount of approximately $750,000 which was reflected as an expense in the Company's financial statements for the year ended December 31, 2001, also reflected in the income from discounted operations.

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









                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001




NOTE 5 - DUE TO RELATED PARTIES

                     In July 1998, the Company obtained a convertible debt
              investment from Synex. Synex provided the Company with $1,000,000 in the form of a convertible debenture that originally matured on July 1, 2001. The convertible debenture was secured by a first mortgage position on Wolverine. The Company and Synex had been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 was agreed to by the Company and Synex. The convertible debenture was in default. At that time, the Company and Synex had entered into a Forbearance Agreement. The $1,000,000 plus interest of $218,555, and additional maintenance costs of $310,000 are all included in due to related parties on the consolidated balance sheet at December 31, 2002.

              In connection with the acquisition of Modular in March 2000, the Company was issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") from Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totaling $227,000 in the aggregate, with an additional $45,968 in accrued interest for a total outstanding of $972,967 due as of December 31, 2002. The Strategic notes had a maturity date of December 31, 2002. These amounts are currently in default and classified as current liabilities.

              The Company has $86,949 due at December 31, 2002 to another related party which includes accrued interest and $112,724 outstanding to another related entity through common ownership. All amounts are due on demand.

















                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001


NOTE 6-  PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of the following at December 31, 2002 and 2001:

                                                        2002            2001
                                                      --------        --------

                  Land                               $  401,211      $  401,211
                  Plant generation facilities and
                    equipment                         3,877,444       4,492,365
                  Automobiles and trucks                 72,587          72,587
                  Office furniture and equipment         25,817          25,817
                                                      ---------       ---------
                                                      4,377,059       4,991,980
                  Less: accumulated depreciation     (2,755,929)     (2,595,493)
                                                      ---------       ---------

                  Net property, plant and equipment  $1,621,130      $2,396,487
                                                     ==========      ==========

                         During the year 2002, the Company impaired $637,438 of
                  plant generation facilities and equipment. Depreciation expense for the years ended December 31, 2002 and 2001 was $160,436 and $742,876, respectively. The 2001 figure is inclusive of Modular.


NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT)

              Common and Preferred Stock

              The Company has 40,000,000 shares of common stock authorized, and as of December 31, 2002 and 2001, there are 5,439,813 and 5,439,813 shares issued and outstanding at December 31, 2002 and 2001, respectively. The par value of this stock is stated at $.01 per share.

              The Company has 4,000,000 shares of preferred stock authorized, and as of December 31, 2002 and 2001, there are no shares issued and outstanding. The par value of this stock is stated at $.01 per share.

              In January 2001, the Company issued 7,000 shares of common stock valued at $7,000 to an independent contractor for services rendered. On March 31, 2001, the Company issued 100,000 shares of common stock as a result of its President exercising certain of his options.

              Stock Options and Warrants

                      At December 31, 2001, the Company had outstanding
               exercisable warrants of 1,244,447. The outstanding warrants had exercise prices range from $8.75 to $43.75 at December 31, 2001. Management, during 2002, cancelled these warrants with the individuals who received them, and will issue shares of stock at a later date in lieu of the warrants.




                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001




NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

              Stock Options and Warrants


              The Company adopted the 1993 Stock Incentive Plan, pursuant to which it may issue awards and options to purchase up to 100,000 shares, expanded to 400,000 in 1995. Options to purchase common stock at December 31, 2002 and 2001 are shown as follows:

                                                        2002            2001
                                                      --------        -------

              Options outstanding, beginning of year   140,000         240,000
              Exercised during the year                      -        (100,000)
              Granted during the year                        -               -
                                                      --------        --------
              Options outstanding, end of year         140,000         140,000
                                                      ========        ========

              Eligible for exercise, end of year       140,000         140,000
                                                      ========        ========

              The weighted average fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 38.5%; risk free interest rate range of 6%; and expected lives of three to seven years.

       NOTE 8 - OTHER DEBT

                     Capital lease obligations default

                     As a result of the contract dispute with Consumers
              described in Note 4, the Company was unable to make the January 2002 payment under its capital lease obligation with Caterpillar Financial Services Corporation ("Caterpillar").












                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001





       NOTE 8 - OTHER DEBT (CONTINUED)

                     Default on Mortgage

              The Company was in default of its obligation under the Mortgages Payable included in due to related parties aggregating $1,528,555. The Company was in discussion with Synex and other parties regarding various alternatives to cure the default and repay/restructure the obligation. This never materialized, and the payable from Wolverine, was assumed in the transaction when Wolverine was sold by the Company in August 2003.


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






                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001




NOTE 11 - DISPOSAL OF MODULAR

              On July 15, 2002, the Company executed a settlement agreement and transferred 100% of is ownership in Modular to the Modular Contractors (see Note 10). The Company's consolidated financial statements have been restated to reflect Modular as a discontinued operation for all periods presented. Summarized operating results of Modular's discontinued operations are as follows:


                                                        For the Years Ended
                                                     December 31,   December 31,
                                                          2002         2001
                                                     ------------   -----------

              Revenues                               $          -   $ 5,253,308
                                                     ------------   -----------
              Income (loss) before income taxes        (846,991)        783,949

              Provision for taxes                             -         (40,000)
                                                     -----------    -----------

              Net income (loss)                      $ (846,991)    $   743,949
                                                     ===========    ===========

              Net income (loss) per share            $    (0.16)    $     (0.12)
                                                     ==========     ===========

              Diluted income (loss) per share        $    (0.16)    $     (0.12)
                                                     ==========     ===========

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




                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001




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
























                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001




NOTE 14-  PROVISION FOR INCOME TAXES

              Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

              At December 31, 2002 and 2001, deferred tax assets consist of the following:

                                                         2002            2001
                                                        ------          -----

              Net operating loss carryforwards       $ 15,640,000  $ 14,452,000
              Less: valuation allowance               (15,640,000)  (14,452,000)
                                                     ------------  ------------
                                                     $          -  $          -
                                                     ============  ============

              At December 31, 2002 and 2001, the Company had federal net operating loss carryforwards in the approximate amounts of $46,000,000 and $41,000,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 15 - CONCENTRATION OF CREDIT RISK

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








                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002 AND 2001







NOTE 16 - RESTATEMENT OF FINANCIAL STATEMENTS

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



NOTE 17 - SUBSEQUENT EVENTS

              In August 2003, the Company sold Wolverine Power Corporation its wholly owned subsidiary located in Michigan.

              In October 2003, the Company formally changed its name to Distributed Power Inc.



NOTE 18 - PRIOR YEAR FINANCIAL STATEMENTS

              Lazar, Levine & Felix LLP were engaged to audit the consolidated financial statements for the year ended December 31, 2001. Subsequent to their issuance of their audit, they purported that their independence was breached with respect to nonpayment of fees. The unaudited management submitted amounts are contained in this report for comparative purposes only. Management states they will attempt to resolve this dispute.