Form 10QSB
period 2003-03-31
DISTRIBUTED POWER INC
filed 2004-01-22
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2003

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

        There were 5,439,813 shares of the registrant's common stock outstanding as of March 31, 2003.

                         THE NEW WORLD POWER CORPORATION


                             - FORM 10QSB - INDEX -



                                                                        Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at
               March 31, 2003 (unaudited) and December 31, 2002
               (audited)                                                     3

               Condensed Consolidated Statements of Operations
               for the Three Months Ended March 31, 2003 and 2002
               (unaudited)                                                   4

               Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2003 and 2002
               (unaudited)                                                   5

               Notes to Condensed Consolidated Financial Statements          6




Item 2.        Management's Discussion and Plan of Operations               18


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                            20

Item 2.        Changes in Securities and Use of Proceeds                    20

Item 3.        Controls And Procedures                                      20

Item 4.         Defaults Upon Senior Securities                             20

Item 5.        Submission of Matters to a Vote of Security Holders          20

Item 6.        Other Information                                            20

Item 7.        Exhibits and Reports on Form 8-K                             20

Signatures                                                                  22

PART I. Financial Information
Item 1. Financial Statements

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (Restated)
                                                   MARCH 31,       December 31,
                                                     2003              2002
                                                 (Unaudited)        (Audited)
                                                 -----------        -----------
CURRENT ASSET

    Cash and cash equivalents                    $      355         $      355

                        Total current assets            355                355
                                                 -----------        -----------

TOTAL ASSETS                                     $      355         $      355
                                                 ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities     $  727,459         $   698,111

    Due to related parties                        1,196,130           1,172,641

    Net liabilities from discontinued operations          -              33,887

Total current liabilities                         1,923,589          1,904,639
                                                 ----------         -----------

TOTAL LIABILITIES                                 1,923,589         1,904,639
                                                 ----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized
    4,000,000 shares; 0 shares issued and
    outstanding                                          -                   -
    Common stock, $.01 par value; authorized
    40,000,000 shares; 5,439,813 shares issued
    and outstanding                                 54,398               54,398
    Additional paid-in capital                  84,084,032           84,084,032
    Accumulated deficit                        (86,061,664)         (86,042,714)
                                               -----------          -----------
    Total stockholders' equity (def9c9t)        (1,923,234)          (1,904,284)
                                               -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                               $       355         $        355
                                               ===========         ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                 2003      2002
                                                                 ----      ----

OPERATING REVENUE                                              $    -    $    -


COST OF OPERATIONS                                                 -          -
                                                              -------    ------


GROSS PROFIT (LOSS)                                               -           -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  23,527    365,394
                                                             --------   -------

OPERATING (LOSS)                                            (23,527)   (365,394)
                                                            -------    --------

OTHER (EXPENSE)
    Interest expense                                        (29,310)    (12,316)
            Total other (expense)                           (29,310)    (12,316)
                                                            --------   ---------

LOSS BEFORE INCOME TAXES                                    (52,837)   (377,710)

    Provision for income taxes                                    -           -
                                                            -------    --------

LOSS FROM CONTINUING OPERATIONS                             (52,837)   (377,710)

    (Loss) from discontinued operations (net of
    income taxes)                                           (81,500)   (250,104)
    Income (loss) on disposal of subsidiary                 115,387  (2,578,069)
                                                            -------  -----------

NET (LOSS)                                                $(18,950) $(3,205,883)
                                                          ========  ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
    Basic from continuing operations                     $   (0.01) $     (0.07)
                                                         ========== ===========
    Diluted from continuing operations                   $   (0.01) $     (0.07)
                                                         ========== ===========
    Basic from discontinued operations                   $   (0.01) $    (0.05)
                                                         ========== ===========
    Diluted from discontinued operations                 $   (0.01) $    (0.05)
                                                         ========== ===========
    Basic and diluted from disposal of subsidiary        $    0.02  $    (0.47)
                                                         ========== ===========
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING        5,439,813   5,439,813
                                                         ========== ===========
AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING      5,439,813   5,439,813
                                                          ========= ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                                   (Restated)
                                                   2003               2002
                                                --------------    --------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                      $    (18,950)     $(3,205,883)
                                                 -------------     ------------
   Adjustments to reconcile net loss to net cash
    (used in) operating activities:
     (Gain) loss on disposal of subsidiary           (115,387)      2,578,069
     Loss from discontinuance of operations            81,500         160,483
     Goodwill impairment loss                               -         147,922

     Changes in assets and liabilities

     Decrease in other assets                               -         100,000
     Increase in accounts payable and accrued
        liabilities                                    29,348          58,188
                                                 -------------     -----------
     Total adjustments                                 (4,539)       3,044,662
                                                 --------------    ------------

     Net cash (used in) operating activities          (23,489)        (161,221)
                                                 --------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in due to related parties                23,489          151,854
                                                 -------------     ------------
       Net cash provided by financing activities       23,489          151,854
                                                 -------------     ------------

NET DECREASE IN
    CASH AND CASH EQUIVALENTS                               -           (9,367)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   355           25,265
                                                 -------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD        $        355      $    15,898
                                                 =============     ============




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

              The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2003 may not be indicative of the results for the entire year.

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

              The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for a full year since in prior periods the Company recognized revenues from the two power sales agreements between the facilities of its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the "Modular I Power Purchase Agreements" ("Modular I PPAs"). However, it recognized certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, in July 2002, the Company transferred 100% of its ownership interest in Modular, representing the entirety of Modular's membership interests, to a third party as part of a litigation settlement (see Note 10). Finally, the Company in August 2003 sold its subsidiary Wolverine Power Corporation. The Company has reclassified its 2003 and 2002 condensed consolidated financial statements to reflect retroactive treatment for this disposal.

              The condensed consolidated financial statements for the three months ended March 31, 2002 include reclassifications of the operations of the Company to reflect the disposal of Wolverine, which took effect August 2003. The 2003 and 2002 statements have been reclassified to January 1, 2002 to reflect the Wolverine operations below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In addition, the financial statements for the three months ended March 31, 2002 include certain other reclassifications to conform to the presentation for the three months ended March 31, 2003.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The unaudited condensed consolidated balance sheet for March 31, 2003, unaudited condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 and unaudited statements of cash flows for the three months ended March 31, 2003 and 2002 include New World Power Corporation and its wholly-owned subsidiaries, Wolverine Power Corporation and Modular.

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

              Office furniture and equipment                     5 -7 years
              Power generation facilities and equipment       25 - 40 years

              Revenue Recognition

              The Company records revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility or in accordance with the terms of the power purchase agreements. Provisions for doubtful accounts are made when losses are anticipated.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

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

              Advertising

              Advertising costs are typically expensed as incurred and included in selling, general and administrative expenses for the three months ended March 31, 2003 and 2002, respectively.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Earnings (Loss) Per Share of Common Stock

              Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

              The following is a reconciliation of the computation for basic and diluted EPS:

                                                           2003          2002
                                                          ------       --------

              Net loss                                 $ (18,950)  $ (3,205,883)

              Weighted-average common shares
                outstanding (Basic)                     5,439,813     5,439,813

              Weighted-average common stock Equivalents
                Stock options and warrants                      -             -
                                                        ---------     ---------
              Weighted-average common shares
                outstanding (Basic)                     5,439,813     5,439,813
                                                        =========     =========

              Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

              Recent Accounting Pronouncement

              In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based on the recent contract dispute with Consumers as fully described in
              Note 4 and the subsequent disposal of Modular, wrote off in the first quarter of 2002 all goodwill in the aggregate amount of $145,422 related to the purchase of Modular. As a result of the disposal of Modular, this impairment charge is included in the loss from discontinued operations of a subsidiary in the condensed consolidated statements of operations for the three months ended March 31, 2002. In July 2002, the Company completed the transitional impairment test for goodwill related to the acquisition of Wolverine Power Corporation ("Wolverine"). Since the fair value of Wolverine

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


              exceeded its book value, the company recorded a goodwill impairment charge of $322,453. This is included in the loss on discontinued operations in March 31, 2002.

              Recent Accounting Pronouncement (Continued)

              On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of the adoption of FASB No. 142, the Company obtained an independent third party appraisal of the fair value of the property plant and equipment of Wolverine. The fair value of these assets was determined using a future cash flow evaluation approach. The book value of these assets exceeds their appraisal value by $637,438. Accordingly, the Company has recorded an impairment loss of $637,438 in the condensed consolidated statements of operations for the three months ended March 31, 2002, and these amounts are included in the loss from discontinued operations in this period.

NOTE 3 - GOING CONCERN UNCERTAINTY

              The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has large accumulated deficits.

              Management of the Company determined that, as a result of the poor power markets in Michigan and its dispute with Consumers, the Company should seek new business direction, which included the sale of Wolverine. The Company's plans also included retention of new management.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


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

              In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs (both Modular I and Modular II). Because Modular II was not fully operational and also because of certain equipment failures at Modular I, Modular is subject to liquidated damages payable to Consumers in the amount of approximately $750,000 which was reflected as an expense in the Company's financial statements for 2001.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 5 - DUE TO RELATED PARTIES

              In July 1998, the Company obtained a convertible debt investment from Synex. Synex provided the Company with $1,000,000 in the form of a convertible debenture that originally matured on July 1, 2001. The convertible debenture was secured by a first mortgage position on Wolverine. The Company and Synex had been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 was agreed to by the Company and Synex. The convertible debenture was in default. At that time, the Company and Synex had entered into a Forbearance Agreement. The $1,000,000 plus interest of $241,403 AND $310,000 in repairs were all outstanding, but were reclassified out due to the disposal of Wolverine in August 2003.

              In connection with the acquisition of Modular in March 2000, the Company was issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") from Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totaling $227,000 in the aggregate, with an additional $65,556 in accrued interest for a total outstanding of $992,556 due as of March 31, 2003. The Strategic notes had a maturity date of December 31, 2002. These amounts are currently in default and classified as current liabilities.

              The Company has $88,580 due at March 31, 2003 to another related party which includes accrued interest and $114,994 outstanding to another related entity through common ownership. All amounts are due on demand.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 6-  PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of the following at March 31, 2003:

                  Furniture and fixtures                        $     278
                  Computer and office equipment                    12,704
                                                                ---------
                                                                   12,982
                  Less: accumulated depreciation                  (12,892)
                                                                ---------

                  Net property, plant and equipment             $       -
                                                                =========
                  There was no depreciation expense for the three months ended March 31, 2003.

NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT)

              Common and Preferred Stock

              The Company has 40,000,000 shares of common stock authorized, and as of March 31, 2003, there are 5,439,813 shares issued and outstanding. The par value of this stock is stated at $.01 per share.

              The Company in the three months ended March 31, 2003 has not had any issuances of common stock.

              The Company has 4,000,000 shares of preferred stock authorized, and as of March 31, 2003, there are no shares issued and outstanding. The par value of this stock is stated at $.01 per share.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 8 - OTHER DEBT

              Default on Mortgage

              The Company was in default of its obligation under the Mortgages Payable included in due to related parties aggregating $1,551,403 (see Note 5). The Company was in discussion with Synex and other parties regarding various alternatives to cure the default and repay/restructure the obligation. This never materialized, and the payable from Wolverine was assumed in the transaction when Wolverine was sold by the Company in August 2003.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


NOTE 11 - DISPOSAL OF BUSINESS

              In August 2003, the Company sold Wolverine Power Corporation in 2003, and Modular in 2002. The Company's condensed consolidated financial statements have been restated to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:

                                                        For Three Months Ended
                                                               March 31
                                                     --------------------------
                                                          2003         2002
                                                     -----------   ------------

            Revenues                                 $   123,719      $ 320,241
                                                     -----------      ---------

            Income (loss) before income taxes        $   (81,500)     $(250,104)

            Provision for taxes                                -              -
                                                     -----------      ---------

            Net income (loss)                        $   (81,500)     $(250,104)
                                                     ===========      =========

            Net income (loss) per share              $      (.01)     $    (.05)
                                                     ===========      =========

            Diluted income (loss) per share          $      (.01)     $    (.05)
                                                     ===========     ==========


NOTE 12 - EMPLOYMENT CONTRACTS

               Termination of Employment Contract

              Effective May 1, 2002, the Company terminated the employment agreement with its President. The Company had negotiated the terms of a severance agreement. As a result of the termination of the Company's President, effective May 8, 2002, the board of directors of the Company approved that John D. Kuhns, Chairman, and Mary Fellows, Secretary, be compensated by Wolverine for their direct management services at the levels of $120,000 and $60,000 per annum, respectively. Since the disposal of Wolverine, no compensation has been provided to these individuals.

NOTE 13 - COMMITMENTS

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

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS

              Included in net liabilities from discontinued operations at December 31, 2002, are the net liabilities of Wolverine at that balance sheet date. These liabilities include property, plant and equipment, net of obligations due on these assets. The disposal of net liabilities in the amount of $33,887 was reflected in the 2003 consolidated statements of income as loss on discontinued operations or loss on disposal, in accordance with the provisions of FASB 144.

NOTE 16 - SUBSEQUENT EVENTS


               In August 2003, the Company sold Wolverine Power Corporation, its wholly owned subsidiary located in Michigan.

              In October 2003, the Company formally changed its name to Distributed Power, Inc.


              The Company's Board of Directors on September 12, 2003, approved the issuance of approximately 4,559,995 shares of common stock in December 2003.

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

Critical Accounting Policies And Estimates

Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


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


Results of Operations


The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002.


Revenues


The Company sold its two operating subsidiaries, including Modular in July 2002 and Wolverine in August 2003. Revenues from these operations are not included as sale from ongoing activities. The Company generated no revenues from its new business activities in the three months ended March 31, 2003.

Cost of Operations

The Company sold its two operating subsidiaries, including Modular in July 2002 and Wolverine in August 2003. The Company generated no revenues from its new business activities in the three months ended March 31, 2002. Accordingly, the Company had no cost of operations from its ongoing activities during the period.

Selling, General and Administrative

These expenses decreased for the three months ended March 31, 2003 to $23,527, as compared to $365,394 during the three months ended March 31, 2002. The decrease is primarily due to the discontinuance of the Company's Modular and Wolverine businesses as ongoing businesses, and the related decrease in consulting and professional fee expenses for the holding company.

Other Income and Expenses

During the three months ended March 31 2003, the Company recorded other expense-net of approximately $29,310 as compared to other expense-net of $12,316 during the three months ended March 31, 2002. Other expense-net consisted of interest expense with respect to both periods. Interest expense for the three months ended March 31, 2002 increased as the result of additional interest recognized related to unpaid payments of parent company obligations.


Liquidity and Capital Resources


Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow from operations was $ 23,489 for the three month period ended March 31, 2003.

Restrictions on the Company's cash flow from operations due to the Forebearance Agreement forced the Company to experience liquidity difficulties.

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

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES


The Company is currently in default with respect to senior loans issued to two lenders and collateralized by a first and second mortgage in the aggregate of approximately $1,551,403 secured by Wolverine. The Company is currently in default with respect to a loan issued to two lenders and collateralized by a third mortgage in the aggregate of approximately $992,406 secured by Wolverine, and the Company and the lenders are discussion of the lenders into equity in the Company.



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

                                     - 22 -
                                   SIGNATURES

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