Form 10QSB
period 2003-06-30
DISTRIBUTED POWER INC
filed 2004-01-22
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

         There were 5,439,813 shares of the registrant's common stock outstanding as of June 30, 2003.

                         THE NEW WORLD POWER CORPORATION

                             - FORM 10QSB - INDEX -

                                                                        Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at
                  June 30, 2003 (unaudited) and December
                  31, 2002 (audited)                                          3

               Condensed Consolidated Statements of
                  Operations for the Six and Three
                  Months Ended June 30, 2003 and 2002
                  (unaudited)                                                 5

              Condensed Consolidated Statements of Cash
                  Flows for the Six Months Ended June 30,
                  2003 and 2002 (unaudited)                                   7

               Notes to Condensed Consolidated Financial Statements           8


Item 2.        Management's Discussion and Plan of Operations                19


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                             22

Item 2.        Changes in Securities and Use of Proceeds                     20

Item 3.        Controls And Procedures                                       22

Item 4.         Defaults Upon Senior Securities                              22

Item 5.        Submission of Matters to a Vote of Security Holders           22

Item 6.        Other Information                                             22

Item 7.        Exhibits and Reports on Form 8-K                              22

Signatures                                                                   24

PART I. Financial Information
Item 1. Financial Statements


                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                   (Restated)
                                                 JUNE 30,         December 31,
                                                   2003              2002
                                                (Unaudited)        (Audited)
                                                ----------       -------------
CURRENT ASSETS
    Cash and cash equivalents                   $    64,013      $         355
      Total current assets                           64,013                355
                                                -----------      -------------

TOTAL ASSETS                                    $    64,013      $         355
                                                ===========      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities    $  748,578       $      698,111
    Due to related parties                       1,240,090            1,172,641
    Net liability from discontinued operations           -               33,887
    Liability for stock to be issued                50,000                    -
                                                ----------       --------------
      Total current liabilities                  2,038,668            1,904,639
                                                ----------       --------------
TOTAL LIABILITIES                                2,038,668            1,904,639
                                                ----------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value;
       authorized 4,000,000 shares;
       0 shares issued and outstanding                  -                     -
    Common stock, $.01 par value;
       authorized 40,000,000 shares;
       5,439,813 shares issued
       and outstanding                             54,398                54,398
    Additional paid-in capital                84,084,032             84,084,032
    Accumulated deficit                      (86,113,085)           (86,042,714)
                                             -----------            -----------
      Total stockholders' equity (deficit)    (1,974,655)            (1,904,284)
                                             -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                          $    64,013            $       355
                                             ===========            ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                     SIX MONTHS ENDED       THREE MONTHS ENDED
                                     ----------------     --------------------
                                  June 30       June 30    June 30,    June 30,
                                    2003          2002      2003         2002
                                   ----          ----       ----        ----
                                              (Restated)             (Restated)

OPERATING REVENUE                $      -     $       -    $      -  $       -


COST OF OPERATIONS                      -             -           -          -
                                 ---------    ---------    --------  ---------


GROSS PROFIT                            -             -           -          -


SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES         50,988       595,619      27,461     230,225
                                ---------     ---------      ------     -------

OPERATING (LOSS)                  (50,988)    (595,619)     (27,461)   (230,225)
                                ---------     --------      -------    --------

OTHER (EXPENSE)
    Interest expense              (53,270)     (63,939)     (23,960)    (51,623)

    Interest income                     -           27            -          27
                                ---------      -------      -------     --------
     Total other (expense)        (53,270)     (63,912)     (23,960)    (51,596)
                                ---------      -------      -------     -------

LOSS BEFORE INCOME TAXES         (104,258)    (659,531)     (51,421)   (281,821)

    Provision for income taxes          -            -            -           -
                                ---------     --------     ---------   --------

LOSS FROM CONTINUING OPERATIONS  (104,258)    (659,531)     (51,421)   (281,821)

Income (loss) from discontinued
operations (net of income
taxes)                          1,089,794     (861,583)   1,171,294    (611,479)

(Loss) on disposal of
subsidiary                     (1,055,907)  (2,578,069)  (1,171,294)        -
                               -----------  -----------  ----------    --------

NET (LOSS)                     $  (70,371) $(4,099,183) $   (51,421)   $893,300)
                               =========== ============ ===========    ========


BASIC AND DILUTED INCOME (LOSS) PER SHARE

  Basic from continuing
        operations             $    (0.02) $     (0.12) $     (0.01)   $  (0.05)
                               ===========  =========== ============   ========
  Diluted from continuing
        operations             $    (0.02) $     (0.12) $     (0.01)   $  (0.05)
                               =========== ============ ============   ========

 Basic from discontinued
        operations             $     0.20  $     (0.16) $      0.22    $  (0.11)
                               =========== ============  ==========    ========

Diluted from discontinued
        operations             $     0.20  $     (0.16) $      0.22    $  (0.11)
                               ==========  ============ ===========    ========

Basic and diluted from
disposal of subsidiary         $    (0.19) $     (0.47) $    (0.22)    $      -
                               =========== ============ ===========    ========

AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING           5,439,813    5,439,813   5,439,813    5,439,813
                               ==========    =========   =========    =========

AVERAGE NUMBER OF DILUTED
   COMMON SHARES OUTSTANDING    5,439,813    5,439,813   5,439,813    5,439,813
                               ==========    =========   =========    =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                                                  (Restated)
                                                     2003            2002
                                                  ----------    ------------

CASH FLOW FROM OPERATING ACTIVITIES

   Net loss                                       $   (70,371)  $    (4,099,183)
                                                  -----------   ---------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:

     Loss on disposal of subsidiary                 1,055,907         2,578,069

     (Gain) loss on discontinued operations        (1,089,794)          861,583

     Goodwill impairment loss                               -           150,422

  Changes in assets and liabilities

     Decrease in other assets                               -           100,000

     Increase (decrease) in accounts payable
        and accrued liabilities                        50,467           (56,828)

     Decrease (increase) in net assets from
        discontinued operation                              -           227,838
                                                  ------------    --------------

     Total adjustments                                 16,580         3,861,084
                                                  ------------    -------------


     Net cash (used in) operating activities          (53,791)         (238,099)
                                                  ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase (decrease) in due to related parties     67,449          213,703

     Liability for stock to be issued                  50,000                -
                                                  -----------    --------------

       Net cash provided by financing activities      117,449           213,703
                                                  -----------    --------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                          63,658           (24,396)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   355            25,265
                                                  -----------    --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $    64,013    $          869
                                                  ===========    ==============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

              The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended June 30, 2003 may not be indicative of the results for the entire year.

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

              The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for a full year since in prior periods the Company recognized revenues from the two power sales agreements between the facilities of its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the "Modular I Power Purchase Agreements" ("Modular I PPAs"). However, it recognized certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, in July 2002, the Company transferred 100% of its ownership interest in Modular, representing the entirety of Modular's membership interests, to a third party as part of a litigation settlement (see Note 10). Finally, the Company in August 2003 sold its subsidiary Wolverine Power Corporation. The Company has reclassified its 2003 and 2002 condensed consolidated financial statements to reflect retroactive treatment for this disposal.

              The condensed consolidated financial statements for the six months ended June 30, 2002 include reclassifications of the operations of the Company to reflect the disposal of Wolverine, which took effect August 2003. The 2003 and 2002 statements have been reclassified to January 1, 2002 to reflect the Wolverine operations below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In addition, the financial statements for the six months ended June 30, 2002 include certain other reclassifications to conform to the presentation for the six months ended June 30, 2003.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The unaudited condensed consolidated balance sheet for June 30, 2003, unaudited condensed consolidated statements of operations for the six months ended June 30, 2003 and 2002 and unaudited statements of cash flows for the six months ended June 30, 2003 and 2002 include New World Power Corporation and its wholly-owned subsidiaries, Wolverine Power Corporation and Modular.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

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

              Advertising

              Advertising costs are typically expensed as incurred and included in selling, general and administrative expenses for the six months ended June 30, 2003 and 2002, respectively.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

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

              The following is a reconciliation of the computation for basic and diluted EPS:

                                                           2003        2002
                                                         -------      -------

              Net loss                               $   (70,371)  $ (4,099,183)

              Weighted-average common shares
              outstanding (Basic)                      5,439,813      5,439,813

              Weighted-average common stock
              Equivalents
                 Stock options and warrants                    -              -
                                                       ---------      ---------

              Weighted-average common shares
              outstanding (Diluted)                    5,439,813      5,439,813
                                                       =========      =========

              Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

              Recent Accounting Pronouncement

              In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based on the recent contract dispute with Consumers as fully described in
              Note 4 and the subsequent disposal of Modular, wrote off in the first quarter of 2002 all goodwill in the aggregate amount of $145,422 related to the purchase of Modular. As a result of the disposal of Modular, this impairment charge is included in the loss from discontinued operations of a subsidiary in the condensed consolidated statements of operations for the six months ended June 30, 2002. In July 2002, the Company completed the transitional impairment test for goodwill related to the acquisition of Wolverine Power Corporation ("Wolverine"). Since the fair value of Wolverine

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


              exceeded its book value, the company recorded a goodwill impairment charge of $322,453. This is included in loss from discontinued operations in June 30, 2002.

              Recent Accounting Pronouncement (Continued)

              On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of the adoption of FASB No. 142, the Company obtained an independent third party appraisal of the fair value of the property plant and equipment of Wolverine. The fair value of these assets was determined using a future cash flow evaluation approach. The book value of these assets exceeds their appraisal value by $637,438. Accordingly, the Company has recorded an impairment loss of $637,438 in the condensed consolidated statements of operations for the six months ended June 30, 2002, and these amounts are included in the loss from discontinued operations in this period.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 5 - DUE TO RELATED PARTIES

              In July 1998, the Company obtained a convertible debt investment from Synex. Synex provided the Company with $1,000,000 in the form of a convertible debenture that originally matured on July 1, 2001. The convertible debenture was secured by a first mortgage position on Wolverine. The Company and Synex had been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 was agreed to by the Company and Synex. The convertible debenture was in default. At that time, the Company and Synex had entered into a Forbearance Agreement. This agreement was in force until Synex foreclosed on the real property that was recorded at a value of $401,122 on the books as of May 7, 2003. The outstanding balance on the Synex note with accrued interest to date was $1,574,679. This created an additional $1,173,557 in income due to the foreclosure. Per the agreement Synex had the right to only the real property and no power generation facilities or equipment. This write off of the debt and the real property increases the loss on disposal of Wolverine by the same amount.


              In connection with the acquisition of Modular in March 2000, the Company was issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") from Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totaling $227,000 in the aggregate, with an additional $85,540 in accrued interest for a total outstanding of $1,012,540 due as of June 30, 2003. The Strategic notes had a maturity date of December 31, 2002. These amounts are currently in default and classified as current liabilities.

              The Company has $90,241 due at June 30, 2003 to another related party which includes accrued interest and $137,309 outstanding to another related entity through common ownership. All amounts are due on demand.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 6-  PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consist of the following at June 30, 2003:

              Furniture and fixtures                            $     278
              Computer and office equipment                        12,704
                                                                ---------
                                                                   12,982
              Les: accumulated depreciation                       (12,982)
                                                                ---------

              Net property, plant and equipment                 $       -
                                                                ==========

                    There was no depreciation expense for the six months ended June 30, 2003.

NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT)

              Common and Preferred Stock

              The Company has 40,000,000 shares of common stock authorized, and as of June 30, 2003, there are 5,439,813 shares issued and outstanding. The par value of this stock is stated at $.01 per share.

              The Company in the six months ended June 30, 2003 has not had any issuances of common stock.

              The Company has 4,000,000 shares of preferred stock authorized, and as of June 30, 2003, there are no shares issued and outstanding. The par value of this stock is stated at $.01 per share.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 8 - OTHER DEBT

              Default on Mortgage

              The Company was in default of its obligation under the Mortgages Payable included in due to related parties aggregating $1,574,679 (see Note 5). The Company was in discussion with Synex and other parties regarding various alternatives to cure the default and repay/restructure the obligation. This amount was eventually foreclosed by Synex and the real property which collateralized this debt was taken in return. The real property had a value of $401,122.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


NOTE 11 - DISPOSAL OF BUSINESS

              In August 2003, the Company sold Wolverine Power Corporation in 2003 and Modular in 2002. The Company's condensed consolidated financial statements have been restated to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:


                                                       For Six Months Ended
                                                    ---------------------------
                                                              June 30
                                                          2003           2002

            Revenues                                 $   383,536   $    677,752

            Income (loss) before income taxes        $ 1,089,794   $   (861,583)

            Provision for taxes                                -              -

            Net income (loss)                        $ 1,089,794   $   (861,583)

            Net income (loss) per share              $      0.20   $      (0.08)
                                                     ===========   ============

            Diluted income (loss) per share          $      0.20   $      (0.08)
                                                     ===========   ============

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

NOTE 13 - COMMITMENTS

              The Federal Power Act requires that all hydroelectric facilities operating on navigable streams obtain a license from the FERC. The Company's applications for licenses for its Michigan hydroelectric facilities have been accepted and on October 16, 1998, the Federal Energy Regulatory Commission issued licenses for all four hydro projects of the Wolverine Power Corporation, a subsidiary of the Company. In addition, the FERC amended one license rescinding its original order that this license

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 13 - COMMITMENTS (CONTINUED)


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

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS

              Included in net liabilities from discontinued operations at December 31, 2002, are the net liabilities of Wolverine at that balance sheet date. These liabilities include property, plant and equipment, net of obligations due on these assets. The disposal of net liabilities in the amount of $33,887, was reflected in the 2003 consolidated statements of income as loss on discontinued operations or loss on disposal, in accordance with the provisions of FASB 144.

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


Revenues


The Company sold its two operating subsidiaries, including Modular in July 2002 and Wolverine in August 2003. Revenues from these operations are not included as sale from ongoing activities. The Company generated no revenues from its new business activities in the six months ended June 30, 2003.

Cost of Operations

The Company sold its two operating subsidiaries, including Modular in July 2002 and Wolverine in August 2003. The Company generated no revenues from its new business activities in the six months ended June 30, 2003. Accordingly, the Company had no cost of operations from its ongoing activities during the period.

Selling, General and Administrative

These expenses decreased for the six months ended June 30, 2003 to $50,988, as compared to $595,619 during the six months ended June 30, 2002 and decreased for the three months ended June 30, 2003 to $27,461, as compared to $230,225 during the three months ended June 30, 2002. The decrease is primarily due to the discontinuance of the Company's Modular and Wolverine businesses as ongoing businesses, and the related decrease in consulting and professional fee expenses for the holding company.

Other Income and Expenses

During the six months ended June 30 2003, the Company recorded other expense-net of approximately $53,270 as compared to other expense-net of $63,939 during the six months ended June 30, 2002, and the Company recorded other expense-net of approximately $23,960 for the three months ended June 30, 2003 as compared to other expense-net of $51,623 during the three months ended June30, 2002. Other expense-net consisted of interest expense with respect to both periods. Interest expense for the three and six months ended June 30, 2003 decreased as the result of [due to the foreclosure by Synex of its loan.


Liquidity and Capital Resources


Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used in operations was $53,791 for the six month period ended June 30, 2003, as compared to $238,099 used in operations in the six month period ending June 30, 2002.


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

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES


The Company is currently in default with respect to senior loans issued to a senior lender, Synex, whose loan was collateralized by a first mortgage in the aggregate of approximately $1,574,679 and secured by Wolverine. Synex foreclosed on its collateral in May of 2003. The Company has $90,241 due at June 30, 2003 to another related party which includes accrued interest, and $137,309 outstanding to another related entity through common ownership. These amounts are due on demand. The Strategic notes in the amount of $1,012,540 as of June 30, 2003 had a maturity date of December 31, 2002. These amounts are currently in default and classified as current liabilities, although the Company and the lenders are discussion of the lenders into equity in the Company.


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

                                     - 26 -
                                   SIGNATURES

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