Form 10QSB
period 2003-09-30
DISTRIBUTED POWER INC
filed 2004-01-22
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

         There were 5,439,813 shares of the registrant's common stock outstanding as of September 30, 2003.

                         THE NEW WORLD POWER CORPORATION


                             - FORM 10QSB - INDEX -

                                                                       Page(s)
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at
                  September 30, 2003 (unaudited)                             3
                  and December 31, 2002 (audited)
               Condensed Consolidated Statements of
                  Operations for the Nine and Three
                  Months Ended September 30, 2003 and
                  2002 (unaudited)                                           4

               Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended September
                  30, 2003 and 2002 (unaudited)                              6

               Notes to Condensed Consolidated Financial Statements          7


Item 2.        Management's Discussion and Plan of Operations               18


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                            21

Item 2.        Changes in Securities and Use of Proceeds                    21

Item 3.        Controls And Procedures                                      21

Item 4.         Defaults Upon Senior Securities                             21

Item 5.        Submission of Matters to a Vote of Security Holders          21

Item 6.        Other Information                                            21

Item 7.        Exhibits and Reports on Form 8-K                             21

Signatures                                                                  22

PART I. Financial Information
Item 1. Financial Statements

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                    (Restated)
                                                  September 30,     December 31,
                                                     2003               2002
                                                  (Unaudited)        (Audited)
                                                  -------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                     $      2,814     $        355
                           Total current assets          2,814              355
                                                  ------------     ------------

TOTAL ASSETS                                      $      2,814     $        355
                                                  ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities     $     751,612     $    698,111
    Liability for stock to be issued                   105,000                -
    Net liabilities from discontinued operations             -           33,887
    Due to related parties                           1,290,545        1,172,641
                   Total current liabilities         2,147,157        1,904,639
                                                 -------------     ------------

TOTAL LIABILITIES                                    2,147,157        1,904,639
                                                 -------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized
       4,000,000 shares; 0 shares issued and
       outstanding                                          -                 -
    Common stock, $.01 par value; authorized
       40,000,000 shares; 54,398 shares issued
       and outstanding                                    544            54,398
    Additional paid-in capital                     84,137,886        84,084,032
    Accumulated deficit                           (86,282,773)      (86,042,714)
                                                -------------       -----------
         Total stockholders' equity (deficit)      (2,144,343)       (1,904,284)
                                                -------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $       2,814       $       355
                                                ========   =====    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                 NINE MONTHS ENDED         THREE MONTHS ENDED
                                  ------------------        -----------------
                                September   September   September   September
                                 30, 2003   30, 2002    30, 2003    30,  2002
                                   ----       ----         ----       ----
                                           (Restated)               (Restated)

OPERATING REVENUE               $       -   $      -    $      -    $        -


COST OF OPERATIONS                      -          -           -             -
                              -----------   ---------   ---------   -----------

GROSS PROFIT                            -          -           -             -

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         195,221    753,841     144,233        158,222
                              -----------   --------    ---------   -----------

OPERATING (LOSS)                 (195,221)  (753,841)   (144,233)      (158,222)
                              ------------  --------    ---------   -----------

OTHER INCOME (EXPENSE)
    Interest expense              (78,725)  (116,978)    (25,455)       (53,039)

    Interest income                     -         27           -              -
                              ------------  --------    ---------   -----------
  Total other income (expense)    (78,725)  (116,951)    (25,455)       (53,039)
                              ------------  --------    ---------   -----------

LOSS BEFORE INCOME TAXES         (273,946)  (870,792)   (169,688)      (211,261)

    Provision for income taxes          -          -           -              -
                              ------------  --------   ---------    -----------

LOSS FROM CONTINUING
OPERATIONS                      (273,946)   (870,792)   (169,688)      (211,261)

    Income (loss) from
    discontinued operations
    (net of income taxes)      1,125,537    (861,583)     35,743             -
    Loss on disposal of
    subsidiary                (1,091,650) (2,578,069)    (35,743)            -
                             -----------  ----------    --------    -----------

NET LOSS                     $  (240,059)$(4,310,444)  $(169,688)   $  (211,261)
                             ============ ==========   ==========   ===========

BASIC AND DILUTED INCOME (LOSS)
PER SHARE
    Basic from continuing
    operations               $     (0.05)  $  (0.16)   $   (0.03)   $     (0.04)
                             ============  =========   ==========   ===========
    Diluted from continuing
    operations               $     (0.05)  $  (0.16)   $   (0.03)   $     (0.04)
                             ============  =========   ==========   ===========

    Basic from discontinued
    operations               $      0.22   $  (0.16)   $    0.01    $         -
                             ===========   =========   =========    ===========

    Diluted from discontinued
    operations               $      0.22   $  (0.16)   $    0.01    $         -
                             ===========   =========   =========    ===========
    Basic and diluted from
    disposal of subsidiary   $     (0.21)  $  (0.47)   $  (0.01)    $         -
                             ============  ========    =========    ===========

AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING             5,084,731  5,439,813    5,084,731      5,439,813
                             ===========  =========    =========    ===========
AVERAGE NUMBER OF DILUTED
COMMON SHARES OUTSTANDING      5,084,731  5,439,813    5,084,731      5,439,813
                             ===========  =========    =========    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                THE NEW WOLRD POWER CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                   (Restated)
                                                       2003            2002
                                                  ---------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES

   Net loss                                       $   (240,059)    $ (4,310,444)
                                                  ---------------  -------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:

     Loss on disposal of subsidiary                  1,091,650        2,578,069

     Income (loss) on discontinued operations       (1,125,537)         861,583

     Goodwill impairment loss                                -          145,422

  Changes in assets and liabilities

     Decrease in other assets                                -          100,000

     Increase (increase) in accounts payable
     and accrued liabilities                            53,501          113,211

     Decrease in net liabilities from
     discontinued operation                                  -          221,022
                                                  ------------    -------------

     Total adjustments                                 19,614         4,019,307
                                                  ------------    -------------

     Net cash used in operating activities           (220,445)         (291,137)
                                                  ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in due to related parties               117,904           266,741

     Liability for stock to be issued                 105,000                 -
                                                 ------------    --------------

       Net cash provided by financing activities      222,904           266,741
                                                 ------------    --------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                          2,459            (24,396)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                  355             25,265
                                                 ------------    --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD        $     2,814     $          869
                                                 =============  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
During the nine months ended September 30, 2003, the Company issued a reverse stock split of 1:100. The effect was to reduce and increase the capital stock and additional paid-in capital by $53,854, respectively.

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

              The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2003 may not be indicative of the results for the entire year.

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

              The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for a full year since in prior periods the Company recognized revenues from the two power sales agreements between the facilities of its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the "Modular I Power Purchase Agreements" ("Modular I PPAs"). However, it recognized certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, in July 2002, the Company transferred 100% of its ownership interest in Modular, representing the entirety of Modular's membership interests, to a third party as part of a litigation settlement (see Note 10). Finally, the Company in August 2003 sold its subsidiary Wolverine Power Corporation. The Company has reclassified its 2003 and 2002 condensed consolidated financial statements to reflect retroactive treatment for this disposal.

              The condensed consolidated financial statements for the nine months ended September 30, 2002 include reclassifications of the operations of the Company to reflect the disposal of Wolverine, which took effect August 2003. The 2003 and 2002 statements have been reclassified to January 1, 2002 to reflect the Wolverine operations below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In addition, the financial statements for the nine months ended September 30, 2002 include certain other reclassifications to conform to the presentation for the nine months ended September 30, 2003.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The unaudited condensed consolidated balance sheet for September 30, 2003, unaudited condensed consolidated statements of operations for the nine months ended September 30, 2003 and 2002 and unaudited statements of cash flows for the nine months ended September 30, 2003 and 2002 include New World Power Corporation and its wholly-owned subsidiaries, Wolverine Power Corporation and Modular.

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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

              Advertising

              Advertising costs are typically expensed as incurred and included in selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002, respectively.

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

              Fair Value of Financial Instruments


              The carrying amount reported in the condensed consolidated balance sheets for cash and cash

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

              The following is a reconciliation of the computation for basic and diluted EPS:

                                                             2003      2002
                                                           -------    -------

              Net income                               $  (240,059  $ 4,310,444

              Weighted-average common shares
              outstanding (Basic)                       5,084,731     5,439,813

              Weighted-average common stock
              Equivalents
                Stock options and warrants                      -             -
                                                        ---------     ---------

              Weighted-average common shares
              outstanding (Diluted)                     5,084,731     5,439,813
                                                        =========     =========

              Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

              Recent Accounting Pronouncement

              In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based o on the recent contract dispute with Consumers as fully

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
              described in Note 4 and the subsequent disposal of Modular, wrote off in the first quarter of 2002 all goodwill in the aggregate amount of $145,422 related to the purchase of Modular. As a result of the disposal of Modular, this impairment charge is included in the loss from discontinued operations of a subsidiary in the condensed consolidated statements of operations for the nine months ended September 30, 2002. In July 2002, the Company completed the transitional impairment test for goodwill related to the acquisition of Wolverine Power Corporation ("Wolverine"). Since the fair value of Wolverine exceeded its book value, the company recorded a goodwill impairment charge of $322,453. This is included in loss from discontinued operations in September 30, 2002.


              Recent Accounting Pronouncement (Continued)

              On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of the adoption of FASB No. 142, the Company obtained an independent third party appraisal of the fair value of the property plant and equipment of Wolverine. The fair value of these assets was determined using a future cash flow evaluation approach. The book value of these assets exceeds their appraisal value by $637,438. Accordingly, the Company has recorded an impairment loss of $637,438 in the condensed consolidated statements of operations for the nine months ended September 30, 2002, and these amounts are included in the loss from discontinued operations in this period.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


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

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


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

              In connection with the acquisition of Modular in March 2000, the Company was issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") from Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totaling $227,000 in the aggregate, with an additional $105,926 in accrued interest for a total outstanding of $1,032,926 due as of September 30, 2003. The Strategic notes had a maturity date of December 31, 2002. These amounts are currently in default and classified as current liabilities.

              The Company has $91,933 due at September 30, 2003 to another related party which includes accrued interest and $165,686 outstanding to another related entity through common ownership. All amounts are due on demand.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 6-  PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consist of the following at September 30, 2003:

              Furniture and fixtures                                 $   278
              Computer and office equipment                           12,704
                                                                     -------
                                                                      12,982
              Less: accumulated depreciation                         (12,982)
                                                                    ---------

              Net property, plant and equipment                     $      -
                                                                    =========

                   There was no depreciation expense for the nine months ended September 30, 2003.

NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT)

              Common and Preferred Stock

              The Company has 40,000,000 shares of common stock authorized, and as of September 30, 2003, there are 54,398 shares issued and outstanding. The par value of this stock is stated at $.01 per share. The Company on September 12, 2003 issued a reverse 1:100 stock split.

              The Company in the nine months ended September 30, 2003 has not had any issuances of common stock.

              The Company has 4,000,000 shares of preferred stock authorized, and as of September 30, 2003, there are no shares issued and outstanding. The par value of this stock is stated at $.01 per share.

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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




                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


NOTE 11 - DISPOSAL OF BUSINESS

              In August 2003, the Company sold Wolverine Power Corporation in 2003 and Modular in 2002. The Company's condensed consolidated financial statements have been restated to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:


                                                      For Nine Months Ended
                                             ----------------------------------
                                                          September 30
                                                    2003               2002

              Revenues                       $     446,273        $    775,950

              Income (loss) before income
              taxes                          $   1,125,537        $    (861,583)

              Provision for taxes                       -                     -

              Net income (loss)              $   1,125,537        $    (861,583)

              Net income (loss) per share    $        0.22        $       (0.17)
                                             =============        =============

              Diluted income (loss) per
              share                         $         0.22        $       (0.17)
                                            ==============       ===============


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


NOTE 13 - COMMITMENTS


  The Federal Power Act requires that all hydroelectric facilities operating on navigable streams obtain a license from the FERC. The Company's applications for licenses for its Michigan hydroelectric facilities have been accepted and on October 16, 1998, the Federal Energy Regulatory Commission issued licenses for all four hydro projects of the Wolverine Power Corporation, a subsidiary of the

                THE NEW WORLD POWER CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 13 - COMMITMENTS (CONTINUED)


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



Revenues


The Company sold its two operating subsidiaries, including Modular in July 2002 and Wolverine in August 2003. Revenues from these operations are not included as sale from ongoing activities. The Company generated no revenues from its new business activities in the nine months ended September 30, 2003.




Cost of Operations

The Company sold its two operating subsidiaries, including Modular in July 2002 and Wolverine in August 2003. The Company generated no revenues from its new business activities in the nine months ended September 30, 2003. Accordingly, the Company had no cost of operations from its ongoing activities during the period.

Selling, General and Administrative

These expenses decreased for the nine months ended September 30, 2003 to $195,221, as compared to $753,841 during the nine months ended September 30, 2002 and decreased for the three months ended September 30, 2003 to $144,233, as compared to $158,222 during the three months ended September 30, 2002. The decrease is primarily due to the discontinuance of the Company's Modular and Wolverine businesses as ongoing businesses, and the related decrease in consulting and professional fee expenses for the holding company.

Other Income and Expenses

During the nine months ended September 30 2003, the Company recorded other expense-net of approximately $78,725 as compared to other expense-net of $116,978 during the nine months ended September June 30, 2002, and the Company recorded other expense-net of approximately $25,455 for the three months ended September 30, 2003 as compared to other expense-net of $53,039 during the three months ended September 30, 2002. Other expense-net consisted of interest expense with respect to both periods. Interest expense for the three and nine months ended September 30, 2003 decreased due to the foreclosure by Synex of its loan.


Liquidity and Capital Resources


Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used in operations was $220,445 for the nine month period ended September 30, 2003, as compared to $291,137 used in operations in the nine month period ending September 30, 2002.


..

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