Form 10KSB
period 2003-12-31
DISTRIBUTED POWER INC
filed 2004-04-09
CIK 842691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003       Commission file number 0-18260


                             DISTRIBUTED POWER, INC.
                   (Formerly The New World Power Corporation)
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

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________________ to ______________________

                         Commission File Number 0-18260

                             Distributed Power, Inc.
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

                     Title of each class on which registered

                               None Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2003 was $9,307,032 based on the closing price of $6 per share, and a total of 1,329,576 shares issued and outstanding of the registrant's Common Stock. The number of shares issued and outstanding of the registrant's Common Stock as of April 6, 2004 was 4,657,952.

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

        Index to Consolidated Financial Statements and
          Financial Statement Schedule                                     F-33

        Signatures                                                         S-1

                                     PART I

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

ITEM 1. BUSINESS

I. INTRODUCTION

       Distributed Power, Inc. (formerly, The New World Power Corporation) ("DPI" or the "Company") is an independent power producer that focuses on distributed power solutions. The Company sells electrical capacity and energy to industrial and commercial customers under long-term power purchase agreements ("PPA's").

       The Company is organized as a holding company. Each electric power generating facility or discreet group of facilities is owned by a separate corporate entity. Executive management, legal, accounting, financial and administrative matters are provided at the holding company level. Operations are conducted at the subsidiary level.

        Prior to August 2003 but subsequent to 1997, the Company owned and operated three subsidiaries including Wolverine Power Corporation ("Wolverine"), Modular Power Systems, LLC ("Modular") and the New World Power Company Limited ("New World Co. Ltd"). Each subsidiary owned and operated electric generation facilities. Wolverine owned 4 hydroelectric generating facilities with an aggregate capacity of 10.5 megawatts, headquartered near Edenville, Michigan; Modular owned 43 MW of mobile, trailer mounted and containerized diesel-fired electric generating facilities at three sites in Coldwater, Chelsea and Alma, Michigan; and New World Co Ltd owned a 3 MW wind farm in England, known as Caton Moor.

       In August 2003, the Company sold Wolverine (see Note 16 of Notes to Financial Statements). On July 15, 2002, the Company transferred 100% of its ownership in Modular to certain contractors (the "Modular Contractors") as part of a litigation settlement (see Note 7 of Notes to Financial Statements). In June 2000, the Company exchanged the ownership of the New World Co Ltd located in the United Kingdom for certain outstanding convertible notes.

II. HISTORY

       The Company was incorporated in Delaware in 1989. Following an initial public offering of its securities in 1992, the Company focused on renewable energy, including wind farms and hydroelectric plants, with power output sold to major utility companies under long- term contracts. The founding management of the Company sold control during 1995, and from 1996 through 1999 following a change in its business plan, the Company sold a majority of its assets. The Company's securities were delisted from NASDAQ National Market due to non-compliance with the minimum $1.00 bid requirement for continue listing, and were listed on the "OTC" Bulletin Board. In 2000, the Company again changed its business plan to begin developing "distributed generation plants", or electric power plants that produce and sell electricity near the consumer, through its Modular subsidiary. The Company developed, installed and operated approximately 43 MW of modular, mobile generating plants powered by Caterpillar diesel equipment. Unfortunately, following an initial period of profitability, CMS terminated its contract with Modular, additional Modular facilities that the Company planned to build and operate were cancelled, and the Company had to again change its business direction. In 2002, the Company's securities were delisted from the NASDAQ "OTC" Bulletin Board due to delinquent quarterly and annual SEC filings, and were listed on the "Pink Sheets".

       In late 2002, the Company formed a new management team to pursue the development of distributed generation selling electric power and energy directly to industrial and commercial customers in areas characterized by high retail rates.

Recently Completed Subsidiary Sales
                                            Approximate  Power
       Name         Location        Type      Capacity  Purchaser  Year of sale

New World Co Ltd  United Kingdom     Wind     3.00 MW     NORWEB       2000
Modular             Michigan         Diesel  43.00 MW      CMS         2002
Wolverine           Michigan         Hydro   10.50 MW      CMS         2003



III.  RECENT OPERATIONS

         Until sold in 2003, 2002 and 2000 respectively, the Company owned its subsidiaries Wolverine, Modular and the New World Co Ltd, all of which contained electric power generating assets that sold their output to local electric utilities

Wolverine

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

       The power generated at Wolverine is sold to Consumers, the local electric utility pursuant to a PPA that expires in May 2023, but provides for re-negotiation of the energy and capacity prices every ten years. Commencing in 1996, when the Wolverine contract was up for re-negotiation, the Company declined to enter into a new, ten-year price agreement with Consumers, believing that it would be able to negotiate better rates in the future.

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

       The Company sold Wolverine to a third party in August 2003.

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

         The Coldwater facility was a 20 MW facility consisting of nine trailer-mounted and/or containerised Caterpillar 3516's, one Cummins generator set and related switchgear.

         Capacity and energy from the Modular I facilities was sold to Consumers under 2 similar PPAs that expired in 2005 ("the Modular I PPA's"). Pursuant to the Modular I PPAs, Modular was obligated to be available for the delivery of standby capacity and energy from its facilities from June 1 to September 30 of each year of the PPAs (May 1 for the Alma facility). Consumers was obligated to make a capacity payment of approximately $1.1 million to Modular with respect to the Alma facility in January of each year and an approximately $1.3 million capacity payment with respect to the Coldwater and Chelsea facilities in May of each year. In addition, if called on to run by Consumers, Consumers was obligated to pay Modular for up to 400 hours of energy produced and sold from each facility (Coldwater and Chelsea) (450 hours at Alma) annually at a rate described in the Modular I PPAs, which was adjusted for fuel prices. Modular was not obligated to sell more than 400 hours of energy to Consumers from the Coldwater and Chelsea facilities and 450 hours of energy from the Alma facility in each calendar year.

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

         On December 14, 2000, the Company signed a new one-year PPA to provide
46.4 MW of capacity and related energy from new, incremental facilities ("Modular II") to Consumers pursuant to a new, one-year PPA ("the Modular II PPA"). The Company was negotiating to purchase certain interests, including an existing 5-year contract and certain equipment, sites and interconnection rights to permanently develop and construct the Modular II project. The Modular II PPA with Consumers required the Company to provide 46.4 MW of peaking capacity for the period from May 1, 2001 through September 30, 2001 when called upon to supply. Under the Modular II PPA the Company was to supply capacity and energy from any available source including its Modular I facilities. The Company received $2,784,000 from Consumers for capacity provided pursuant to the Modular II PPA, which it appropriately recorded as deferred revenues in the financial statements at December 31, 2000 and recognized the revenues over the periods earned. The Company hoped to extend the Modular II PPA for an incremental five years and with such extended PPA in place, the Company expected to finance and build permanent facilities. The Company retained agents to petition Consumers for an extension of the PPA. During 2001, the Company expended funds to pay the Modular Contractors for the development, procurement and construction of permanent Modular II facilities, including the acquisition of the necessary permits to begin construction of the facilities as well as the procurement of essential long lead-time equipment and other items for the facilities, totalling approximately $2.0 million. The Company tried to obtain the right to the five-year extensions of the Modular II PPA. The Company was unable to obtain the means to successfully complete the above tasks for Modular II. The Company was forced to cancel the planned construction of Modular II and reduce the costs of its development and procurement expenditures to date to net realizable value. During 2001, the Company recorded approximately $1.8 million in additional expense to reflect the write down to net realizable value of these costs. The Company accordingly has written down to net realizable value the expenditures and obligations incurred on Modular II to date. (See Note 3 of Notes to Financial Statements).

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

The Company transferred Modular to the Modular Contractors in July 2002.

The New World Power Company Limited

       Caton Moor Wind Farm. The New World Co Ltd owned and operated a 3 MW wind farm at Caton Moor, Lancashire in northwest England. The project company, commissioned in 1994, along with its UK parent company was exchanged for certain outstanding convertible notes in June 2000 and is no longer owned or operated by the Company.

IV.  CURRENT STATUS

The Company currently does not own any electric generating assets. It is negotiating to acquire certain existing distributed generation power plants; however it has yet to enter into any definitive transactions. The Company is also seeking to develop new facilities. Both the existing plants the Company is seeking to acquire as well as the new facilities it is planning to develop are consistent with the Company's business plan to focus on distributed power facilities under 1 megawatt that sell their output to industrial and commercial customers located next to the generating facilities.

Resource Energy Corporation Technology

         At the end of 2003, the Company acquired, for a maximum of 2,322,976 shares of the Company's common stock, the membership interests of Resource Energy Corporation ("Resource"). Resource did not generate any revenues in 2003.

         The Company acquired Resource for its technology, which the Company believes is deployable in distributed generation projects, as follows:

1) Resource technology harnesses low-grade waste heat to produce electric power and energy. Most useful waste heat is "high-grade", that is, heat at temperatures equivalent to or exceeding 1000(degree) Fahrenheit, as well as certain rare densities and pressures. The vast majority of waste heat is "low-grade", that is, heat at low temperatures (200(degree) Fahrenheit), densities, and pressures. Most low-grade heat is not used productively but simply dissipated into the atmosphere;

2) Resource technology harnesses low-grade waste heat very efficiently. The Company's gross conversion of waste heat to useful electric output is approximately 25%, and net of system parasitic loads is approximately 22%; and

3) Resource technology is extremely cost-effective. The Resource Energy system costs a fraction of other, comparable equipment with similar efficiencies, uses no fuel, has few moving parts, most of which are "off the shelf" components, and is scalable.
         The Company expects to continue to develop the Resource technology for commercial use, and begin to deploy projects using the Resource technology in 2005.
         The Company also acquired Resource's commitment from certain Resource investors to invest up to $1 million into Resource. This commitment is assumable by the Company. If the committed funds are not invested, the shares of common stock issued to Resource would be reduced by as much as 1,275,000 shares.

V.   REGULATION

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

Employees

       As of December 31, 2003, the Company employed 3 people. As of December 31, 2002 and 2001, the Company and its subsidiaries employed 7 people on a full time basis and 2 persons on a part-time basis. The Company also contracts with industry consultants from time to time for project evaluation, restructuring and financing services and advice.

ITEM 2.  PROPERTIES

ADMINISTRATIVE

       Currently, the Company's corporate offices are located at 558 Lime Rock Road, Lime Rock, Connecticut 06039. Until the end of 2002, the Company leased office space for executive and administrative functions at 14 Mount Pleasant Drive, Aston, Pennsylvania 19014, under a month-to-month lease agreement.

INDEPENDENT POWER PRODUCTION

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

New World Co Ltd. The Caton Moor Wind Farm was located on approximately 100 acres of leased land in Caton Moor, Lancashire, England. This project company was sold in 2000.

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

       After trial, the plaintiff was awarded $967,000 in contractual damages and $1,000,000 in punitive damages on July 24, 1998. The Company entered into a settlement agreement with the plaintiff on January 1, 1999. An agreement was made that upon payment of $375,000 and delivery of a $275,000 mortgage together with 150,000 common shares and 75,000 warrants to purchase shares at $2 each, the Company will obtain full satisfaction of the judgement. The Company is currently in default under the settlement agreement with respect to its payments under the mortgage. The principal balance plus accrued interest and related legal fees of approximately $116,027 remained outstanding on the mortgage at December 31, 2003. The Company has made attempts to discuss rescheduling the amount owed, but there are no guarantees that a successful resolution of this matter can be achieved..


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In October 2003, a majority of the shareholders of the Company pursuant to a written consent voted affirmatively to change the name of the Company to Distributed Power, Inc. from The New World Power Corporation, and to reverse split the shares of the Company's common stock on a basis of 1 for 100.

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


       The following table sets forth the high and low closing prices for the Common Stock as reported by NASDAQ during the periods shown below.

                                                         *High            *Low
                Quarter ended March 31, 2000          $   .53          $  .18
                Quarter ended June 30, 2000               .70             .45
                Quarter ended September 30, 2000         1.01             .43
                Quarter ended December 31, 2000          1.19             .63
                Quarter ended March 31, 2001             1.87             .93
                Quarter ended June 30, 2001              1.75             .82
                Quarter ended September 30, 2001         1.30             .51
                Quarter ended December 31, 2001          1.24             .55
                Quarter ended March 31, 2002             1.49             .41
                Quarter ended June 30, 2002               .15             .15
                Quarter ended September 30, 2002          .25             .25
                Quarter ended December 31, 2002           .10             .10
                Quarter ended March 31, 2003              .10             .10
                Quarter ended June 30, 2003               .10             .10
                Quarter ended September 30, 2003          .10             .10
                Quarter ended December 31, 2003*         8.00            6.00

       *The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 2003 and 2002, there were approximately 300 holders of record of Common Stock. The Company did a 1 for 100 reverse split of its common stock in October 2003.

       The Company has not paid any cash dividends on its Common Stock since its incorporation in June 1989.

ITEM 6. MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

General

       The results of operations for 2003 compared to 2002 on a restated basis reflect the sale of Wolverine and its reclassification as a discontinued operation, as well as the costs of development of the Company's new business plan. Selling, general and administrative expenses stayed substantially the same from year to year as the Company incurred professional fees associated with the sale of its Wolverine and Modular subsidiaries and the acquisition of Resource, and also incurred the costs of personnel and other related expenses associated with any start up.

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

Revenues

       Revenues were $0 in both 2003 and 2002 due to the Company's reclassification of its Wolverine subsidiary as a discontinued operation. Also, the Company generated no revenues from Resource or the other elements of its new business plan in 2003.

Cost of Operations

       Costs of operations were $0 in both 2003 and 2002, due to the reclassification of Wolverine as a discontinued operation.

Selling, General and Administrative

       These 2003 expenses of $1,230,371 were substantially the same as the $1,231,837 incurred in 2002. In 2003, the cost of professional fees associated with the sale of Wolverine and the acquisition of Wolverine and the development of the Company's new business plan was essentially equivalent to the costs associated with the sale of Modular in the previous year.

Other Income and Expenses

       During the year ended December 31, 2003, the Company recorded other expense-net of $105,535, as compared to other expense-net of $484,858 during the previous year; this reduction in expense was due to the Company's write off of $322,453 of goodwill in 2002 associated with Wolverine. The Company also booked a loss from the impairment of its Modular plant and equipment of $637,438 in 2002.

       Interest expense was in $105,535 in 2003 as compared to the previous year's interest expense of $162,642. The Company's overall debt decreased from the prior year primarily as a result of the sale of Wolverine in August of 2003.

Liquidity and Capital Resources

       Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. In 2003, the Company financed itself from internally generated funds from its discontinued Wolverine operations until that subsidiary was sold in August, from the sale of its common stock in private transactions and from third party credit facilities. Net cash flow used in operations was $308,660 for the year ended December 31, 2003 and $874,553 was generated by operations for the year ended December 31, 2002.

         The Company has $116,027 due at December 31, 2003 to Dwight Kuhns, an individual, $115,069 due to the Polaris Fund, an institutional investor, and $30,500 due to Peter Melhado, an individual party related to Polaris; these amounts include accrued interest and fees, where applicable. These amounts are due on demand.

The Strategic notes in the amount of $1,053,805 as of December 31, 2003 had a maturity date of December 31, 2003. This amount is currently in default and classified as current liabilities. The Company and the lender have agreed to convert this debt into 351,340 restricted shares of the Company's common stock.

The Company was in default with respect to a loan issued to a senior lender, Synex, whose loan was collateralized by a first mortgage in the aggregate of approximately $1,574,679 and secured by Wolverine. Synex foreclosed on its collateral in May of 2003. As a result of the foreclosure and the Company's sale of Wolverine in August 2000, this loan obligation no longer exists.

Restrictions On The Company's Cash Flow From Operations

       The Company sold its Wolverine subsidiary in 2003, its Modular subsidiary in 2002 and its New World Power Company Limited subsidiary in 2000. Currently, it has no cash flow from operations.


ITEM 7. FINANCIAL STATEMENTS

       The Consolidated Financial Statements for the Company begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no changes in or disagreements with our auditors that are required to be reported herein. As a result of the prior auditors' failure to maintain their independence due to payment of fees, the Company retained Bagell, Josephs & Company, L.L.C. as its independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's Chairman ("Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act are accumulated and communicated to management, including our Chairman, to allow timely decisions regarding required disclosure.

No significant changes were made in the Company's internal controls or n other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

       The following sets forth certain information with respect to the Directors of the Company at December 31, 2003:

                        Principal Occupation                       First Year
Name                   For The Past Five Years          Age    Became A Director
                    And Current Public Directorships


JOHN D. KUHNS    Director And Chairman Of The Board       52       1989 -1996
                 Mr. Kuhns was appointed to the Board              2000
                 in 2000.  Mr. Kuhns is Chairman of
                 Kuhns Brothers,  Inc. ("KBI"),  an
                 investment firm whose affiliates
                 include a licensed  broker/dealer and
                 member of the National Association of
                 Securities Dealers,  Inc., and a
                 registered  investment advisor.  Mr.
                 Kuhns is the founder of the Company.
                 From April 1989 until February, 1996
                 he was its Chairman and Chief
                 Executive Officer. Mr. Kuhns received
                 a Bachelor's degree from Georgetown
                 University,  a Master of Fine Arts
                 from the  University  of Chicago and
                 an M.B.A. from The Harvard Business
                 School.
                 Mr. Kuhns is a member of the Audit
                 Committee.

ROBERT F.        Director.                                 53        2000
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

BRAD DOTSON      President, Chief  Executive  Officer     40         2002
                 and a Director. Dotson has served as
                 an  executive  in the  electric  energy
                 market since 1995. After a successful
                 career with ServiceMaster  Management
                 Services,  Mr. Dotson was recruited to
                 develop  and lead a  start-up  utility
                 consulting group. Under his leadership, the company grew customer level revenues to $22,000,000, employed 52 FTE's, and opened regional offices in Chicago, New
                 York, and Dallas to serve the 1,100
                 customers they represented. Mr. Dotson
                 left this company in January 2000 to
                 create USI. Serving more than 150 client accounts, USI was founded to fill a growing demand for expertise and knowledge of the deregulation issues surrounding the dynamic California utility market. Brad was educated at Pepperdine University in Malibu, and
                 California State University, Long Beach.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

       The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the four most highly compensated executive officers of the Company with respect to the fiscal years ended December 31, 2003 and December 31, 2002 who were employed by the Company during the fiscal years ended December 31, 2003 and December 31, 2002 (together with the CEO, the "Named Executive Officers").

                                                    Annual Compensation

       Name and
       Principal Position         Year             Salary           Bonus


Brad Dotson, President & CEO      2003            $80,205*          None
                                  2002            $12,200           None

Mary E. Fellows, Secretary        2003             $9,826**         None
                                  2002            $12,200           None

Robert F. Hussey, Director        2003                ***           None
                                  2002            $15,000           None

John D. Kuhns, Chairman           2003           $125,480****       None
                                  2002                 $0           None

Frederic A. Mayer, President      2001           $123,000          $30,000
                                  2000           $128,000          $15,000
-------------------------------------------------------------------------------
* Mr. Dotson has waived his right to receive any additional compensation in 2003 for 225,000 shares of restricted common stock.

** This compensation is owed but has not been paid. Ms. Fellows has agreed to exchange her compensation owed above for 19,826 shares of restricted common stock.

*** Mr. Hussey has spent a significant amount of time on Company matters since joining the Board in 2002. The Board of Directors of the Company has agreed to award him 200,000 shares of restricted common stock for his services rendered during this period.

**** This compensation is owed but has not been paid. Mr. Kuhns has agreed to exchange his compensation owed above for 41,827 shares of restricted common stock.

Option Grants Table

       The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal years ended December 31, 2000. No options were granted during 2001, 2002 or 2003.

                        Option Grants in Fiscal Year 2000
                               Individual Grants
                                                                    Potential
                                                                    Realizable
                                                                    Value
                                                                    at Assumed
                                                                    Annual
                                                                    Rates of
Name            Number of     % of Total        Exer-       Expir-  Stock Price
                Securities    Options Granted   cise        ation   Appreciation
                Underlying    to Employees      Price       Date    for
                Options       Fiscal Year       ($/sh)              Option Term
                Granted (#)   2000                                  5%($) 10%($)

Fred Mayer      120,000       85.71%            $ .65       (1)       -     -
Granted 2000
Mary Fellows     20,000       14.29%             $.70       (1)       -     -
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

Employment Agreements

       In December of 2002, Brad Dotson was appointed President of the Company He has received a total of $92,405 in compensation since December 1, 2002, including $80,205 in 2003 and has waived his right to receive any additional compensation in exchange for receiving 225,000 shares of restricted common stock.

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

Board of Directors Report on Executive Compensation

       This report, prepared by the Company's Board of Directors, addressed the Company's compensation policies with respect to its executive officers for the fiscal year ended December 31, 2003 and 2002.

       Salary. The Compensation Committee is responsible for determining the salaries of all executive officers of the Company. Salaries paid to executive officers reflect their responsibilities, diligence and determination in working toward the achievement of established corporate objectives.

       Stock Incentives. The Compensation Committee has full power, discretion and authority in administering the Company's 1993 Stock Incentive Plan. The Committee believes that stock ownership by employees, including officers, of the Company, is important as a means of rewarding outstanding performance and promoting the achievement of long-term corporate goals by giving those persons a greater proprietary interest in the Company. An option to purchase up to 120,000 of the Company's Common Stock was granted to Mr. Fred Mayer upon execution of his employment contract in March 2000. No options were granted to officers or employees of the Company in 2001, 2002 or 2003.

ITEM 11.  SECURITY OWNERSHIP

       The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at December 31, 2003 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

       Name And Address               Shares Beneficially Owned**     Percentage
     Of Beneficial Owner(1)                                          Of Class(2)

Robert F. Hussey                                    20                      *

Strategic Electric Power Fund, LLC (3)           1,540                      *

John D. Kuhns (4)                                  651                      *

All Directors and Executive Officers
as a Group (2 persons)                             671                      *


* less than one percent.

(1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)    Based upon 1,329,576 shares of Common Stock outstanding on December 31,
       2003.

(3) Based upon Statement on Schedule 13D filed with the SEC on September 14, 1999. Mr. Kuhns is Manager of New Power Associates, LLC the Member-Manager of the Strategic Electric Power Fund, LLC, the Electric Power Fund I, LLC and the California Power Fund, LLC. In 2000, Strategic invested $350,000 in the Company in exchange for 636,364 shares of common stock. As of December 31, 2002, Mr. Kuhns personally was the beneficial owner of 165,133 shares of common stock including 29,369 shares owned by third parties for which he holds voting power. Electric Power Fund I owns 15,000 shares, California Power Fund owns 500 shares and New World Partners, LLC owns 236,196 shares. Also includes warrants to purchase 469,425 common shares.

(4) Mr. Kuhns is not the beneficial owner of the common shares and warrants to buy common shares which are owned by the Strategic Electric Power Fund. However, Mr. Kuhns has sole voting and dispositive power over these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On June 30, 1998, the Company entered into a convertible debt agreement with Synex Energy Resources Ltd., the power project development subsidiary of Vancouver-based Synex International (altogether, "Synex"). Synex provided the Company $1.0 million in the form of a convertible debenture that originally matured July 1, 2001. The convertible debenture is secured by a first mortgage position on Wolverine. The original maturity date was extended to November 1, 2001. The loan was in default on December 31, 2002. Synex foreclosed on its collateral in July 2003. Wolverine was sold in 2003.

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

         In connection with the acquisition of Modular in March 2000, the Company was issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") from Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totalling $227,000 in the aggregate, for a total outstanding of $1,053,805, including accrued interest, due as of December 31, 2003. These amounts are currently in default and classified as current liabilities. The Company and the lender have agreed to convert this debt into 351,340 restricted shares of the Company's common stock.

         The Company has $116,027 due at December 31, 2003 to Dwight Kuhns, an individual, $115,069 due to the Polaris Fund, an institutional investor, and $30,500 due to Peter Melhado, an individual party related to Polaris; these amounts include accrued interest and fees, where applicable. These amounts are due on demand.

         In August 2001, the Company also entered into a renewed Financial Advisory, Merger and Acquisition and Strategic Planning Services Agreement with Kuhns Brothers ("Kuhns Brothers"), an investment firm affiliated with Strategic. The Agreement calls for Kuhns Brothers to provide certain services to the Company, including but not limited to project financing, equity financing, acquisition/disposition services and strategic advisory services and outlines the related fee arrangements. The services agreement is for a term of twenty-four months with an evergreen clause. The agreement was renewed in October 2003 according to its terms. The Company was not able to pay Kuhns Brothers a total of $704,000 accrued for services rendered through December 31, 2003 as called for in the agreement. The Company and Kuhns Brothers have agreed to convert this payable into 234,667 restricted shares of the Company's common stock.

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

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, John D. Kuhns, certify that:

1. I have reviewed this annual report on Form 10-KSB of Distributed Power, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN D. KUHNS
-----------------------------------
Date: March 30, 2004 John D. Kuhns
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN


I, John D. Kuhns, certify that:

1. I have reviewed this annual report on Form 10-KSB of Distributed Power, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN D. KUHNS
-----------------------------------
Date: March 30, 2004 John D. Kuhns
Chairman

EXHIBIT 32.1

CERTIFICATION OF DISTRIBUTED POWER, INC.
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
REGARDING
ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Distributed Power, Inc., a Delaware corporation ("DPI"), does hereby certify that:

1. DPI's Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "Form 10-KSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of DPI.



Dated: March 30, 2004 /s/ John D. Kuhns
---------------------------------------
John D. Kuhns
Chairman (Principal Executive Officer)


Dated: March 30, 2004 /s/ John D. Kuhns
---------------------------------------
John D. Kuhns

Chairman (Principal Financial and Accounting Officer)



Reports on Form 8-K

       None.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                         Page(s)

               Independent Auditors' Report                                  1

               Consolidated Balance Sheets at December 31, 2003 and
                  2002                                                       2

               Consolidated Statements of Operations for the Years Ended
                  December 31, 2003 and 2002                                 3

               Consolidated Statement of Changes in Stockholders' Equity
                  (Deficit) For the Years Ended December 31, 2003 and 2002   4

               Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2003 and 2002                                5

               Notes to Consolidated Financial Statements                 6-18

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



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Distributed Power, Inc.
(Formerly The New World Power Corporation)

We have audited the consolidated balance sheets of Distributed Power, Inc. and Subsidiaries (formerly The New World Power Corporation) (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidated financial statements for the years ended December 31, 2003 and 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had significant recurring losses, and a lack of cash flow that has raised substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters as discussed in Note 3 include the potential acquisition of cogeneration facilities as well as the raising of additional equity to fund operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Distributed Power, Inc. and Subsidiaries (formerly The New World Power Corporation) as of December 31, 2003 and 2002 and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.
/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

March 30, 2004

MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
           NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 and 2002

                                     ASSETS

                                                          2003          2002
                                                     -----------   -----------
CURRENT ASSETS
    Cash and cash equivalents                        $     2,873    $       355
                                                     -------------  -----------
                         Total current assets              2,873            355
                                                     -------------  -----------

Intangible assets                                        300,000             -
                                                     ------------   -----------

TOTAL ASSETS                                         $   302,873    $       355
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities         $   301,365    $   698,111
    Liability for stock to be issued                   1,302,616             -
    Net liabilities from discontinued operations              -          33,887
    Due to related parties                             1,316,502      1,172,641
                                                     -----------    -----------
                         Total current liabilities     2,920,483      1,904,639
                                                     -----------    -----------
TOTAL LIABILITIES                                      2,920,483      1,904,639
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value; authorized
       4,000,000 shares; 0 shares issued and
       outstanding                                            -               -
    Common stock, $.01 par value; authorized
       20,000,000 shares and 40,000,000 shares;
       1,329,576 and 5,439,813 shares issued
       and outstanding                                    13,296         54,398
    Additional paid-in capital                        84,352,113     84,084,032
    Accumulated deficit                              (86,983,019)   (86,042,714)
                                                     ------------   -----------
           Total stockholders' equity (deficit)      ( 2,617,610)    (1,904,284)
                                                     ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $   302,873    $       355
                                                     ============   ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WOLRD POWER CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31. 2003 AND 2002


                                                   2003                 2002
                                                  ----                  ----

OPERATING REVENUE                           $          -         $          -

COST OF OPERATIONS                                     -                    -
                                               ----------        -------------

GROSS PROFIT                                           -                    -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   1,230,371              1,231,837
                                               ----------        --------------

OPERATING LOSS                                (1,230,371)            (1,231,837)
                                               ----------        ---------------

OTHER INCOME (EXPENSE)
    Interest expense                            (105,535)              (162,432)
    Interest income                                   -                      27
    Impairment of goodwill                            -                (322,453)
                                               ----------        ---------------
           Total other income (expense)         (105,535)              (484,858)
                                               ----------        ---------------

LOSS BEFORE INCOME TAXES                      (1,135,906)            (1,716,695)
    Provision for income taxes                       -                     -
                                               ----------        ---------------

LOSS FROM CONTINUING OPERATIONS               (1,335,906)            (1,716,695)

    Income (Loss) from discontinued
       operations (net of income taxes)        1,125,537             (1,317,666)
    Loss on disposal of subsidiary             ( 729,936)            (2,736,970)
                                               ----------        ---------------

NET INCOME (LOSS)                              $(940,305)        $   (5,771,331)
                                               ==========        ===============

BASIC AND DILUTED INCOME (LOSS) PER SHARE

    Basic and diluted from continuing
      operations                               $   (8.56)        $       (31.56)
                                               ==========        ===============
    Basic and diluted from discontinued
      operations                               $    7.21         $       (24.22)
                                               ==========        ===============
    Basic and diluted from disposal
      of subsidiary                            $   (4.68)        $       (50.31)
                                               ==========        ===============

POST-REVERSE STOCK SPLIT
------------------------
AVERAGE NUMBER OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING                        156,130                 54,398
                                                =========        ===============


                     The accompanying notes are an integral
                       part of the financial statements.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                           Additional
                          Common Stock       Paid-in     Accumulated
                        Shares    Amount     Capital        Deficits     Total
                      ---------- --------- -------------   -----------  --------

Balance December 31,
   2001 (UNAUDITED)    5,439,813 $ 54,398 $ 84,084,032 $(80,271,383) $3,867,047


Net loss for the year          -        -            -   (5,771,331) (5,771,331)
                     ------------ ---------  -----------  ---------- -----------

Balance December 31,
2002                   5,439,813   54,398   84,084,032  (86,042,714) (1,904,284)

Reverse stock split
   1 to 100           (5,385,237) (53,852)      53,852            -           -

Issuance of shares in
   purchase of
   subsidiary          1,275,000   12,750      151,912            -     164,662

Contributed capital            -        -       62,317            -      62,317

Net loss for the year          -        -            -     (940,305)   (940,305)
                     -----------   ------   ----------   -----------   ---------
Balance, December 31,
   2003                1,329,576 $ 13,296  $84,352,113 $(86,983,019)$(2,617,610)
                     =========== ========  =========== ============ ===========


                 The accompanying notes are an integral part of
                           the financial statements.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WOLRD POWER CORPORATION)
                       CONSOLIDATED STATEMENTS CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                    2003                 2002
                                               ---------------    --------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                           $     (940,305)    $ (5,771,331)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      General and administrative expenses
        incurred for liability for stock to
        be issued                                   1,062,278                -
      Loss on disposal of subsidiary                  729,936        2,736,970
      (Income) loss on discontinued
        operations                                 (1,125,537)         536,423
  Changes in assets and liabilities

     Increase (decrease) in accounts payable
        and accrued liabilities                        (1,145)          26,402
     Increase (decrease) in other
        liabilities                                   (33,887)       3,346,089
                                                  -----------   ----------------
     Total adjustments                                631,645        6,645,884
                                                  -----------   ----------------

     Net cash (used in) operating activities         (308,660)         874,553
                                                  -----------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in due to related parties              143,861          (899,463)
     Contributed capital                              62,317                 -
     Liability for stock to be issued                105,000                 -
                                                 ------------   ----------------
       Net cash (used in) financing activities       311,178          (899,463)
                                                 ------------   ----------------
NET DECREASE IN
    CASH AND CASH EQUIVALENTS                          2,518           (24,910)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                    355            25,265
                                                 -------------  ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR          $     2,873      $        355
                                                 =============  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
     Comon stock issued for intangible assets    $   164,662      $          -
                                                 =============  ================
     Common stock cancelled in stock split       $    53,852      $          -
                                                 =============   ===============
     Liability to be paid for expenses           $ 1,062,278      $          -
                                                 =============   ===============
     Liability to be paid for intangible assets  $   135,338      $          -
                                                 =============   ===============
     Accounts payable relieved in Wolverine sale $   395,601      $          -
                                                 =============   ===============

                     The accompanying notes are an integral
                       part of the financial statements.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - BASIS OF PRESENTATION

              The New World Power Corporation ("the Company") was incorporated in the State of Delaware in 1989. In October 2003, the Company formally changed its name to Distributed Power, Inc. The Company is an independent power producer that focuses on distributed generation solutions. The Company sells electric capacity and energy to industrial and commercial customers under long-term power purchase agreements.

              The results of operations for the years ended December 31, 2003 and 2002 do not include the Company's recognition of revenues from the two power sales agreements between the facilities of its Modular Power Systems, LLC subsidiary ("Modular") and the Consumers Power Company ("Consumers"), known as the "Modular I Power Purchase Agreements" ("Modular I PPAs"), or certain costs relating to its Modular business in the period that expenses are incurred, generally each quarter. Furthermore, in July 2002, the Company transferred 100% of its ownership interest in Modular, representing the entirety of Modular's membership interests, to a third party as part of a litigation settlement (see Note 11). As such, Modular's operations and net assets have been reclassified and reflected below the line as discontinued operations and disposal gain or loss in 2002 in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

              Another of the Company's wholly owned subsidiary, Wolverine Power Corporation ("Wolverine"), was sold in July 2003. The 2003 and 2002 statements have been reclassified to January 1, 2002 to reflect the Wolverine operations and net assets below the line as discontinued operations and disposal gain or loss in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

              On October 27, 2003, the Company completed the acquisition of Resource Energy, LLC ("Resource"). The Company acquired Resource, which owns certain intellectual property including a patent application for a heat exchanger to be used in conjunction with electric generation devices, for a maximum of 2,322,939 shares of common stock. The transaction was accounted for under the purchase method of accounting. The consolidated financial statements include the net assets of Resource in the consolidated balance sheet for 2003. There were no operations of Resource since the acquisition through December 31, 2003.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The consolidated balance sheets for December 31, 2003 and 2002, consolidated statements of operations for the years ended December 31, 2003 and 2002, the consolidated statement of changes in stockholders' equity (deficit) for the years ended December 31, 2003 and 2002 and consolidated statements of cash flows for the years ended December 31, 2003 and 2002 include the Company and its wholly-owned subsidiaries, Wolverine, Modular and Resource. Modular and Wolverine were disposed of during 2002 and 2003, respectively, and their operations are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2003 and 200 in accordance with FASB 144. All significant intercompany transactions and balances have been eliminated in consolidation.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

              Automobiles and Trucks                               3-5 years
              Office Furniture and Equipment                       5-7 years
              Power Generation Facilities and Equipment            25-40 years

              The automobile, trucks and power generation facilities and equipment were part of Modular and Wolverine, and were disposed of in July 2002, and August 2003, respectively. The Company as of December 31, 2003owns only a small amount of office furniture and equipment.

              Revenue Recognition

              The Company's former subsidiaries Modular and Wolverine recognized revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility or in accordance with the terms of the power purchase agreements that were in effect. Provisions for doubtful accounts were made when losses were anticipated.

              Currently, the Company has no revenues and is negotiating agreements with partners on joint venture projects that the Company will manage for a fee. The Company does not believe that they are a development stage company under the provisions of FASB 7, due to the fact that they are not developing their business. Instead, they are restructuring their business.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Facility Development

              The Company may develop new power production facilities or acquire existing power production facilities for both operation and development. Accounting for costs incurred in the development phase is as follows:

              New power production facilities: All costs (including financing, legal and other professional costs, development period interest on any financing, development period labor and supply costs, and development period operating costs) attributed to facilities developed by the Company are deferred until the facility is completed and placed in productive service. At that time, deferred costs are amortized on a straight-line basis over the expected useful life of the facility, usually 25-40 years.

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


              Advertising

              Advertising costs are typically expensed as incurred and included in selling, general and administrative expenses for the years ended December 31, 2003 and 2002.

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

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

              The following is a reconciliation of the computation for basic and diluted EPS:

                                                          2003        2002
                                                        -------     -------

              Net income (loss)                        $ (940,305) $ (5,771,331)

              Weighted-average common shares
                outstanding (basic) (post-reverse
                stock split)                              156,130       54,398
              Weighted-average common stock equivalents
                Stock options and warrants                      -            -
                                                       ----------    ----------
              Weighted-average common shares outstanding
                (diluted) (post-reverse stock split)      156,130       54,398
                                                       ==========    ==========

              Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2003 and 2002 because inclusion would have been antidilutive.


              Stock-Based Compensation

              The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Recent Accounting Pronouncement

              In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002 and based on the recent contract dispute with Consumers as fully described in
              Note 4 and the subsequent disposal of Modular, wrote off in the first quarter of 2002 all goodwill in the aggregate amount of $145,422 related to the purchase of Modular. As a result of the disposal of Modular, this impairment charge is included in the loss from discontinued operations of a subsidiary in the consolidated statements of operations for the year ended December 31, 2002. In July 2002, the Company completed the transitional impairment test for goodwill related to the acquisition of Wolverine. Since the fair value of Wolverine exceeded its book value, the Company recorded a goodwill impairment charge of $322,453.

              The Company has recognized no impairment on the patent acquired in the Resource acquisition.


              On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of the adoption of FASB No. 144, the Company obtained an independent third party appraisal of the fair value of the property plant and equipment of Wolverine. The fair value of these assets was determined using a future cash flow evaluation approach. The book value of these assets exceeds their appraisal value by $637,438. Accordingly, the Company had recorded an impairment loss of $637,438 in the consolidated statements of operations for the year ended December 31, 2002.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 3 - GOING CONCERN UNCERTAINTY

              The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has large accumulated deficits. In addition, the Company has disposed of two subsidiaries, Modular in 2002 and Wolverine in 2003, which formerly comprised of its operations. These items raise substantial doubt about the Company's ability to continue as a going concern.

              Management of the Company determined that, as a result of the poor power markets in Michigan and its dispute with Consumers, the Company should seek new business direction, which included the sales of Modular and Wolverine. The Company's plans also included retention of new management. New management is negotiating the acquisition of cogeneration facilities in California and New York currently, and is attempting to acquire additional facilities in these regions. In addition, the Company is currently attempting to raise additional capital to fund their operations.

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

NOTE 4 - MODULAR POWER SYSTEMS CONTRACT

                     On December 14, 2000, Modular signed a new, one-year PPA to provide 46.4 MW of capacity and related energy to Consumers (the "Modular II PPA"). Under the Modular II PPA, the Company received $2,784,000 and recorded that amount as deferred revenues (See Note 9 - Deferred Revenues). The Company hoped to extend the Modular II PPA for an incremental five years and with such extended PPA in place, finance and build permanent facilities. The Company retained agents to petition Consumers for an extension of the Modular II PPA. During 2001, the Company expended funds to pay for the development, procurement and construction of permanent Modular II facilities, including the acquisition of the necessary
              permits to begin construction of the facilities as well as the procurement of essential long lead-time equipment and other items for the facilities, totaling approximately $2.0 million. The Company tried to obtain the right to a five-year extension of the Modular II PPA. The Company was unable to successfully complete the above tasks for Modular II, and was forced to cancel the planned construction of the Modular II facility and reduce the cost of its development and procurement expenditures to date to net realizable value. The Company recorded approximately $1,820,000 in 2001 to reflect the write-down to net realizable value of these assets. These amounts are reflected in the income from discounted operations in 2002.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4 - MODULAR POWER SYSTEMS CONTRACT (CONTINUED)

              In late July and early August 2001, Michigan suffered through extremely hot conditions. Accordingly, Modular received notice to provide electricity to Consumers pursuant to the PPAs (both Modular I and Modular II). Because Modular II was not fully operational and also because of certain equipment failures at Modular I, Modular is subject to liquidated damages payable to Consumers in the amount of approximately $750,000 which was reflected as an expense in the Company's consolidated financial statements for the year ended December 31, 2001.

              In January 2002, Consumers withheld the payment due to Modular under one of the Modular I PPAs. The payment of approximately $1,080,000 was due on January 5, 2002. In April 2002, Consumers notified Modular that it was electing to terminate the Modular I PPAs. The Company did not believe that Consumers had any grounds to terminate the PPAs, and had informed Consumers of their position on this matter. The new owner of Modular is now handling this matter.

NOTE 5 - DUE TO RELATED PARTIES

              In July 1998, the Company obtained a convertible debt investment from Synex. Synex provided the Company with $1,000,000 in the form of a convertible debenture that originally matured on July 1, 2001. The convertible debenture was secured by a first mortgage position on Wolverine. The Company and Synex had been discussing terms under which the convertible debenture maturity date could be extended. In August 2001, the Company and Synex reached an agreement whereby the maturity date of the convertible debenture was extended to November 1, 2001 and a further extension to November 30, 2001 was agreed to by the Company and Synex. The convertible debenture was in default. This agreement was in force until Synex foreclosed on the real property that was recorded at a value of $401,122 on the books as of May 7, 2003. The outstanding balance on the Synex note with accrued interest to date was $1,574,679. This created an additional $1,173,557 in income due to the foreclosure. Per the agreement Synex had the right to only the real property and no right to the power generation facilities or equipment. This write off of the debt and the real property increased the loss on disposal of Wolverine by the same amount.

              In connection with the acquisition of Modular in March 2000, the Company issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") to the Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totaling $227,000 in the aggregate, with an additional $126,805 in accrued interest for a total outstanding of $1,053,805 due as of December 31, 2003. The Strategic Bridge Notes had a maturity date of December 31, 2002. These amounts are currently in default and classified as current liabilities.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 5 - DUE TO RELATED PARTIES (CONTINUED)

              The Company has $116,027 due at December 31, 2003 to another related party which includes accrued interest and $115,069 and $30,500 outstanding to 2 entities related entity through common ownership. All amounts are due on demand.

NOTE 6- PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consist of the following at December 31, 2003 and 2002:

                                                              2003       2002
                                                            ---------  --------

                Office furniture and equipment              $ 12,982   $ 12,982

                Less:  accumulated depreciation              (12,982)   (12,982)
                                                            --------   --------

                Net property, plant and equipment           $      -   $      -
                                                            ========   ========

              There is no depreciation expense for 2003 or 2002 on the property, plant and equipment. All property, plant and equipment from 2003 and 2002 relating to Wolverine and Modular was reclassified in accordance with the provisions of FASB 144, and is reflected in the consolidated statements of operations as disposal gain or loss, below the line.

NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT)

              Common and Preferred Stock

              The Company has 20,000,000 and 40,000,000 shares of common stock authorized, and as of December 31, 2003 and 2002. The Company has 1,329,576 and 5,439,813 shares issued and outstanding, respectively. The par value of this stock is stated at $.01 per share.

              The Company for the year ended December 31, 2002 did not issue any common stock.

              The Company did not issue any common stock in 2003 through September 12, 2003. On September 12, 2003 the Company's Board of Directors approved a resolution for a reverse 1:100 stock split which brought the issued and outstanding shares from 5,439,813 to 54,398.

              In the Company's fourth quarter, the Company issued 1,275,178 shares of common stock to certain shareholders of Resource. The Company acquired Resource for a maximum of 2,322,939 shares of common stock in a share exchange. Of the 2,322,939 shares, 1,275,000 were physically issued on October 27, 2003. The remaining 1,047,939 shares represent a liability for stock to be issued on the consolidated balance sheet at December 31, 2003.

              The other 178 shares of common stock issued in the fourth quarter by the Company were fractional shares issued with respect to the reverse stock split.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

              Common and Preferred Stock (Continued)

              In addition, the Company in December 2003, issued a board resolution to issue certain shares to officers and directors for compensation relating to 2003 services, and other existing shareholders with respect to anti-dilution agreements in place. The Company has reflected these transactions in its consolidated financial statements for the year ended December 31, 2003 as a liability for stock to be issued, as the resolution was dated in December 2003 and the services rendered were in 2003, but the certificates were not physically issued in 2003. The total number of shares reflected as a liability for stock to be issued are:
              1,047,939 (balance of acquisition of Resource); 525,000 (compensation to officers and directors); and 919,334 (for existing stockholders under anti-dilution agreements). Additionally, the Company agreed to pay certain parties a consulting fee for completing the disposal of the subsidiaries. The Company and these parties agreed to be paid in the form of stock, which has not been issued as of December 31, 2003. In 2003, the Company agreed to issue 188,568 shares of stock in private equity transactions. At December 31, 2003 there is $1,303,616 recorded as a liability for stock to be issued.

              Additionally, the Company in 2004 passed a board resolution converting certain debt of the Company into shares of common stock.

              The Company has 4,000,000 shares of preferred stock authorized, and as of December 31, 2003 and 2002, there are no shares issued and outstanding. The par value of this stock is stated at $.01 per share.

               Stock Options and Warrants

              At December 31, 2001, the Company had outstanding exercisable warrants of 1,244,447. The outstanding warrants had exercise prices range from $8.75 to $43.75 at December 31, 2001. Management, during 2002, cancelled these warrants in connection with issuing shares of stock to certain of these warrant holders.

              The Company adopted the 1993 Stock Incentive Plan, pursuant to which it may issue awards and options to purchase up to 100,000 shares, expanded to 400,000 in 1995. Options to purchase common stock at December 31, 2003 and 2002 are shown as follows:

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

              Stock Options and Warrants
              --------------------------

                                                        2003        2002
                                                      ---------   -------
              Options outstanding, beginning of year   140,000     140,000
              Exercised during the year                      -           -
              Granted during the year                        -           -
              Canceled during the year                (140,000)          -
                                                      ---------    ---------
              Options outstanding, end of year               -     140,000
                                                      =========    =========

              Eligible for exercise, end of year             -     140,000
                                                      =========    =========

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

                    Default on Mortgage

                    The Company was in default of its obligation under the Mortgages Payable included in due to related parties aggregating $1,528,555. The Company was in discussion with Synex and other parties regarding various alternatives to cure the default and repay/restructure the obligation. This amount was eventually foreclosed by Synex and the real property which collateralized this debt was taken in return. The real property had a value of $401,122. This amount is no longer reflected in the consolidated balance sheets as the subsidiary responsible for this debt has been sold.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 11 - DISPOSAL OF BUSINESS

              In August 2003, the Company sold Wolverine, and the Company disposed of Modular in 2002. The Company's consolidated financial statements have been restated to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:

                                                   December 31,    December 31,
                                                        2003           2002
                                                   -----------     -----------

              Revenues                             $  446,273      $   904,627
                                                   -----------     -----------

              Income (loss) before income taxes     1,125,537       (1,317,666)

              Provision for taxes                           -                -
                                                    ----------      -----------
              Net income (loss)                    $1,125,537      $(1,317,666)
                                                   ==========      ===========

              Net income (loss) per share          $      7.21     $    (24.22)
                                                   ===========     ============

              Diluted income (loss) per share      $      7.21     $    (24.22)
                                                   ===========     ============

NOTE 12 - EMPLOYMENT CONTRACTS

               Termination of Employment Contract

              Effective May 1, 2002, the Company terminated the employment agreement with its President. The Company had negotiated the terms of a severance agreement. As a result of the termination of the Company's President, effective May 8, 2002, the board of directors of the Company approved that John D. Kuhns, Chairman, and Mary Fellows, Secretary, be compensated by Wolverine for their direct management services at the levels of $120,000 and $60,000 per annum, respectively. Upon the disposal of Wolverine, the Company has decided to compensate these individuals as operations are commenced. Until that time, the Company effective January 1, 2004 will accrue compensation to them for their services, and compensate them with common stock should there be no funds received by the Company.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 13-  PROVISION FOR INCOME TAXES
              Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

              At December 31, 2003 and 2002, deferred tax assets consist of the following:

                                                           2003        2002
                                                      ------------   ----------

              Net operating loss carryforwards        $ 15,980,000 $ 15,640,000
              Less: valuation allowance                (15,980,000) (15,640,000)
                                                      ------------  -----------
                                                      $          - $          -
                                                      ============ ============

              At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $47,000,000 and $46,000,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

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

NOTE 15 - SUBSEQUENT EVENTS

              In January 2004, the Company signed a Memorandum of Understanding
              (MOU) to purchase two cogeneration facilities. The Company will purchase each facility for cash through a special purpose project investment entity, in each case funded by third party investors acting as partners with the Company.

              The assets to be purchased include two separate operating electric power generation units. One project is in Los Angeles and the other project is in New York City. Each project contains equipment manufactured and packaged by Hess Microgen, LLC, as well as the project's related cogeneration energy purchase agreements (CEPAs). Each CEPA has approximately four years remaining.

              The Company is also in negotiations to acquire additional operating facilities located in the California and New York regions.