Form 10QSB
period 2004-03-31
DISTRIBUTED POWER INC
filed 2004-06-23
CIK 842691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 0-18260

                             DISTRIBUTED POWER, INC.
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
       ------------------------------------------------------------------
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

                                 (860) 435-7000
                           -------------------------
                            Issuer's Telephone Number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         There were 16,411,737 shares of the registrant's common stock outstanding as of March 31, 2004.

                             DISTRIBUTED POWER, INC.

                             - FORM 10QSB - INDEX -



                                                                        Page(s)
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at March 31, 2004             3
          (unaudited) and December 31, 2004 (audited)

        Condensed Consolidated Statements of Operations for the Three       4
           Months Ended March 31, 2004 and 2003 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the Three       5
           Months Ended March 31, 2004 and 2003 (unaudited)

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Plan of Operations                    16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 2.  Changes in Securities and Use of Proceeds                         18

Item 3.  Controls and Procedures                                           19

Item 4.  Defaults Upon Senior Securities                                   19

Item 5.  Submission of Matters to a Vote of Security Holders               19

Item 6.  Other Information                                                 19

Item 7.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

PART I. Financial Information
Item 1. Financial Statements

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)


                                     ASSETS


                                           (UNAUDITED)            (AUDITED)
                                            MARCH 31,            DECEMBER 31,
                                              2004                  2003
                                          --------------        --------------
CURRENT ASSET
    Cash and cash equivalents                   $      1,207    $       2,873
                                                ------------    --------------
                   Total current asset                 1,207            2,873

Intangible assets                                    300,000          300,000
                                                ------------    --------------
TOTAL ASSETS                                    $    301,207    $     302,873
                                                ============    ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities    $    325,312    $     301,365
    Liability for stock to be issued                  33,320        1,302,616
    Due to related parties                           267,834        1,316,502
                                                ------------      ------------
                   Total current liabilities         626,466        2,920,483
                                                ------------      ------------
TOTAL LIABILITIES                                    626,466        2,920,483
                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value;
      authorized 4,000,000 shares;
      0 shares issued and outstanding                     -                 -
    Common stock, $.01 par value;
      authorized 50,000,000 and
      20,000,000 shares; 46,576,060
      and 1,329,576 shares issued and
      outstanding                                    465,760            13,296
    Additional paid-in capital                    86,222,965        84,352,113
    Accumulated deficit                          (87,013,984)      (86,983,019)
                                                 ------------      ------------
        Total stockholders' equity (deficit)        (325,259)       (2,617,610)
                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                 $   301,207       $   302,873
                                                 ============      ============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                      2004              2003
                                                      ----              ----

OPERATING REVENUE                                $         -        $       -

COST OF OPERATIONS                                         -                -
                                                 -------------      -----------
GROSS PROFIT                                               -                -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           25,828           23,527
                                                 -------------      -----------

OPERATING (LOSS)                                      (25,828)         (23,527)
                                                 -------------      -----------

OTHER INCOME (EXPENSE)
    Interest expense                                   (5,137)         (29,310)
                                                 -------------      -----------
                Total other income (expense)           (5,137)         (29,310)
                                                 -------------      -----------
LOSS BEFORE INCOME TAXES                              (30,965)         (52,837)
    Provision for income taxes                              -                -
                                                 -------------      -----------
LOSS FROM CONTINUING OPERATIONS                       (30,965)         (52,837)

    (Loss) from discontinued operations
      (net of income taxes)                                 -          (81,500)
    Income on disposal of subsidiary                        -          115,387
                                                 -------------      -----------
NET LOSS                                         $    (30,965)      $  (18,950)
                                                 =============      ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
    Basic and diluted from continuing operations $      (0.00)      $    (0.97)
                                                 =============      ===========
    Basic and diluted from discontinued
       operations                                $          -       $    (1.50)
                                                 =============      ===========
    Basic and diluted from disposal of
       subsidiary                                $          -       $     2.12
                                                 =============      ===========
POST - REVERSE STOCK SPLIT
   AVERAGE NUMBER OF BASIC AND DILUTED
   COMMON SHARES OUTSTANDING                       16,411,737           54,398
                                                 =============      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                     2004              2003
                                                 --------------      ---------

CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                      $     (30,965)      $  (18,950)
                                                 --------------      ----------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Common stock issued for compensation                    -                -
     Gain on disposal of subsidiary                          -         (115,387)
     Loss on discontinued operations                         -           81,500
  Changes in assets and liabilities
     Increase in accounts payable and accrued
       liabilities                                      23,947           29,348
                                                  -------------      ----------
                     Total adjustments                  23,947           (4,539)
                                                  -------------      ----------
     Net cash (used in) operating activities            (7,018)         (23,489)
                                                  -------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in due to related parties                  5,352           23,489
                                                  -------------      ----------
       Net cash provided by financing activities         5,352           23,489
                                                  -------------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               (1,666)               -

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                  2,873              355
                                                  -------------      ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $      1,207       $      355
                                                  =============      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

   Conversion of payables to equity               $  1,269,296       $        -
                                                  =============      ==========
   Common stock issued in exchange for
     related party debt                           $  1,054,020       $        -
                                                  =============      ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

            NOTE 1 - BASIS OF PRESENTATION

                          The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2004 may not be indicative of the results for the entire year.

                          These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

                          Distributed Power, Inc. formerly The New World Power Corporation ("the Company", or "New World") was incorporated in the State of Delaware in 1989. The Company is an independent power producer that focuses on distributed generation solutions, including renewable and mobile, modular generation facilities. The Company sells electric capacity energy to regulated electric utilities and industrial customers under long-term and mid-term contracts.

                          The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for a full year since in prior periods the Company sold its subsidiary Wolverine Power Corporation. The Company has reclassified its 2003 condensed consolidated financial statements to reflect retroactive treatment for this disposal.

                          The 2003 statements have been reclassified to January 1, 2003 to reflect the Wolverine operations below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

            NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                          Principles of Consolidation

                          The unaudited condensed consolidated balance sheet for March 31, 2004 and 2003, unaudited condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 and unaudited statements of cash flows for the three months ended March 31, 2004 and 2003 include the Company and its wholly-owned subsidiaries, Wolverine Power Corporation and Resource. Wolverine was disposed of during 2003 and its operations are reflected as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2003 in accordance with FASB 144.

                          Intercompany transactions and balances have been eliminated in consolidation.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

            NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                          Office furniture and
                          equipment                            5 -7 years
                          Power generation
                          facilities and equipment             25 - 40 years

                          Revenue Recognition

                          The Company's former subsidiary Wolverine recognized revenue from the sale of electric power generated upon the delivery of the electric power to the purchasing utility or in accordance with the terms of the power purchase agreements that were in effect. Provisions for doubtful accounts were made when losses were anticipated.

                          Currently, the Company has no revenues and is negotiating agreements with partners on joint venture projects that the Company will manage for a fee. The Company does not believe that they are a development stage company under the provisions of FASB 7, due to the fact that they are not developing their business. Instead, they are restructuring their business.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

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

                          Advertising

                          Advertising costs are typically expensed as incurred and included in selling, general and administrative expenses for the three months ended March 31, 2004 and 2003, respectively.

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

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

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

                          The following is a reconciliation of the computation for basic and diluted EPS:

                                                        2004            2003
                                                      --------        --------

                          Net loss                    $  (30,965)    $  (18,950)

                          Weighted-average common
                           shares outstanding (Basic) 16,411,737         54,398

                          Weighted-average common
                           stock Equivalents
                              Stock options and
                                 warrants                      -              -
                                                      ----------      ---------

                          Weighted-average common
                            shares outstanding
                           (diluted)                  16,411,737         54,398
                                                      ==========      =========

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

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

            NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                          Recent Accounting  Pronouncements

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

            NOTE 3 - GOING CONCERN UNCERTAINTY

                          The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has large accumulated deficits. In addition, the Company disposed of one of its subsidiaries in 2003, Wolverine, which formerly comprised of its operations. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

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

            NOTE 4 - DUE TO RELATED PARTIES

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

                          In connection with the acquisition of Modular in March 2000, the Company was issued a bridge note in the amount of $700,000 (the "Strategic Bridge Note") from Strategic Electric Power Fund, LLC and certain related investors ("Strategic"). The Strategic Bridge Note had an original maturity date of December 31, 2000, which was extended to July 1, 2001. In August 2001, the Company and Strategic reached a new agreement whereby the Strategic Bridge Note was extended to November 1, 2001 and further extended to November 30, 2001 in exchange for the Company issuing warrants and the collateralization of the Strategic Bridge Notes using Wolverine and Modular as collateral. In connection with these transactions, Strategic advanced the Company additional amounts totaling $227,000 in the aggregate, with an additional $65,556 in accrued interest for a total outstanding of $992,556 due as of March 31, 2003. The Strategic notes had a maturity date of December 31, 2002. These amounts are currently in default and classified as current liabilities. In March 2004, the Company converted this debt totaling $1,053,805 to equity (including interest) in exchange for common stock.

                          The Company has $95,427 due at March 31, 2004 and 2003 to another related party which includes accrued interest and $172,407 and $114,994 outstanding to another related entity through common ownership. All amounts are due on demand.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

            NOTE 5-  PROPERTY, PLANT AND EQUIPMENT

                           Property, plant and equipment consist of the following at March 31, 2004:

                           Furniture and fixtures                   $    278
                           Computer and office equipment              12,704
                                                                    --------
                                                                      12,982
                           Less: accumulated depreciation            (12,982)
                                                                    --------

                           Net property, plant and equipment        $      -
                                                                    ========

                           There was no depreciation expense for the three months ended March 31, 2004 and 2003. All property, plant and equipment from 2003 relating to Wolverine was reclassified in accordance with the provisions of FASB 144, and is reflected in the condensed consolidated statements of operations as disposal gain or loss, below the line.

            NOTE 6- STOCKHOLDERS' EQUITY (DEFICIT)

                          Common and Preferred Stock

                          The Company has 50,000,000 shares of common stock authorized, and as of March 31, 2004, there are 46,576,060 shares issued and outstanding. The par value of this stock is stated at $.01 per share. The Company's Board of Directors approved the increase of the authorized shares to 50,000,000 from 20,000,000 on March 26, 2004.

                          The Company did not issue any common stock in 2003 through September 12, 2003. On September 12, 2003 the Company's Board of Directors approved a resolution for a reverse 1:100 stock split which brought the issued and outstanding shares from 5,439,813 to 54,398.

                          In the Company's fourth quarter of 2003, the Company issued 1,275,178 shares of common stock to certain shareholders of Resource Energy, Inc. The Company acquired Resource Energy, Inc. for a maximum of 2,322,969 shares of common stock in a share exchange. Of the 2,322,969 shares, 1,275,000 were physically issued on October 27, 2003. The remaining 1,047,969 shares were issued in March 2004 and recorded as a liability for stock to be issued on the consolidated balance sheet at December 31, 2003.

                          The other 178 shares of common stock issued in the fourth quarter of 2003 by the Company were fractional shares issued with respect to the reverse stock split.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

            NOTE 6- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                          Common and Preferred Stock (continued)

                          In addition, the Company in December 2003, issued a board resolution to issue certain shares to officers and directors for compensation relating to 2003 services, and other existing shareholders with respect to anti-dilution agreements in place. The Company has reflected these transactions in its consolidated financial statements for the year ended December 31, 2003 as a liability for stock to be issued, as the resolution was dated in December 2003 and the services rendered were in 2003, but the certificates were not physically issued in 2003. The total number of shares reflected as a liability for stock to be issued are:
                          1,047,969 (acquisition of Resource Energy, Inc.); 525,000 (compensation to officers and directors); and 919,334 (for existing stockholders under anti-dilution agreements). Additionally, the Company agreed to pay certain parties a consulting fee for completing the disposal of the subsidiaries. The Company and these parties agreed to be paid in the form of stock, which has not been issued as of December 31, 2003. In 2003, the Company agreed to issue 188,568 shares of stock in private equity transactions.
                          All of these shares - except 159,324 of these r shares were issued in March 2004.

                          In addition, the Company issued 296,320 shares of stock in conversions of accounts payable to consultants.

                          On March 26, 2004 at the time the Company's Board of Directors approved the increase in the authorized level the Board of Directors approved a 10:1 forward stock split. This stock split increased the then issued and outstanding shares of stock of 4,498,783 to 46,576,060.

                          The Company has 4,000,000 shares of preferred stock authorized, and as of March 31, 2004, there are no shares issued and outstanding. The par value of this stock is stated at $.01 per share.


            NOTE 7 - OTHER DEBT

                          Default on Mortgage

                          The Company was in default of its obligation under the Mortgages Payable included in due to related parties aggregating $1,528,555. The Company was in discussion with Synex and other parties regarding various alternatives to cure the default and repay/restructure the obligation. This amount was eventually foreclosed by Synex and the real property which collateralized this debt was taken in return. The real property had a value of $401,122. This amount is no longer reflected in the condensed consolidated balance sheets as the subsidiary responsible for this debt has been sold.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

            NOTE 8 - LITIGATION

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

            NOTE 9 - DISPOSAL OF BUSINESS

                          In August 2003, the Company sold Wolverine Power Corporation in 2003. The Company's condensed consolidated financial statements have been restated to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:

                                                       For Three Months Ended
                                                              March 31
                                                       ----------------------
                                                         2004           2003

                          Revenues                     $        -    $  123,719
                                                       ----------    ----------
                          Income (loss) before
                            income taxes               $        -    $  (81,500)

                          Provision for taxes                   -             -
                                                       ----------    ----------

                          Net income (loss)            $        -    $  (81,500)
                                                       ==========    ==========

                          Net income (loss) per
                            share                      $        -    $     (.01)
                                                       ==========    ==========

                          Diluted income (loss)
                            per share                  $        -    $     (.01)
                                                       ==========    ==========
NOTE 10 - PROVISION FOR INCOME TAXES

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

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


NOTE 10 - PROVISION FOR INCOME TAXES (continued)

              At March 31, 2004, deferred tax assets consist of the following:

              Net operating loss carryforwards                  $  15,980,000
              Less: valuation allowance                           (15,980,000)
                                                                -------------

                                                                $           -
                                                                =============

              At March 31, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $47,000,000, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

              Included in net liabilities from discontinued operations at March 31, 2003, are the net liabilities of Wolverine at that balance sheet date. These liabilities include property, plant and equipment, net of obligations due on these assets. The disposal of net liabilities in the amount of $33,887 was reflected in the 2003 consolidated statements of income as loss on discontinued operations or loss on disposal, in accordance with the provisions of FASB 144.

NOTE 12 - PENDING ACQUISITIONS

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

              The Company is still in the due diligence process with respect to these acquisitions.

                    DISTRIBUTED POWER, INC. AND SUBSIDIARIES
                   (FORMERLY THE NEW WORLD POWER CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

              On April 27, 2004, the Company has reached tentative agreement with an investment fund for up to $7 million of project financing. The project financing will pay for the costs of acquiring and developing approximately 15 cogeneration facilities. The investment fund will advance 100% of the financing and become partners with the Company in the ownership of the 15 projects.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

Distributed Power, formerly known as The New World Power Corporation, was incorporated in the State of Delaware in 1989. In October 2003, the Company formally changed its name to Distributed Power, Inc. The Company owns and manages distributed power projects. The Company's projects sell electric and heat and energy directly from cogeneration facilities to industrial customers under long-term contracts.

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

Critical Accounting Policies And Estimates
Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Results of Operations

The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003.

Revenues

The Company sold its two operating subsidiaries, including Modular in July 2002 and Wolverine in August 2003. Revenues from these operations are not included as sale from ongoing activities. The Company generated no revenues from its new business activities in the three months ended March 31, 2004.

Cost of Operations

The Company sold its two operating subsidiaries, including Modular in July 2002 and Wolverine in August 2003. The Company generated no revenues from its new business activities in the three months ended March 31, 2004. Accordingly, the Company had no cost of operations from its ongoing activities during the period.

Selling, General and Administrative

These expenses increased for the three months ended March 31, 2004 to $25,828, as compared to $23,527 during the three months ended March 31, 2003. The increase is not material.

Other Income and Expenses

During the three months ended March 31 2004, the Company recorded other expense-net of approximately $5,137 as compared to other expense-net of $29,310 during the three months ended March 31, 2003. Other expense-net consisted of interest expense with respect to both periods. Interest expense for the three months ended March 31, 2004 decreased due to the foreclosure by Synex of its loan and the conversion of the majority of the Company's remaining debt to common stock.

Liquidity and Capital Resources

Historically, the Company finances its operations primarily from internally generated funds and third party credit facilities. Net cash flow used in operations was $7,018 for the three month period ended March 31, 2004, as compared to $23,489 used in operations in the three month period ending March 31, 2003.


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


ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

The Company was in default with respect to a loan issued to a senior lender, Synex, whose loan was collateralized by a first mortgage in the aggregate of approximately $1,574,679 and secured by Wolverine. Synex foreclosed on its collateral in May of 2003. The Company has $123,400 due at March 31, 2004 to another related party which includes accrued interest and $117,370 outstanding at March 31, 2004 to another related entity. These amounts are due on demand. The Strategic notes in the amount of $1,054,020 as of December 31, 2003 were in default and classified as current liabilities. This debt was converted into 3,513,400 shares of common stock in March of 2004.


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 6.  OTHER INFORMATION.

NONE.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits:
              31.01 Certification under Section 302 of the Sarbanes/Oxley Act
              32.01 Certification under Section 906 of the Sarbanes/Oxley Act

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

                                             DISTRIBUTED POWER, INC.

  June 14, 2004                              by: /s/ John D. Kuhns
                                             -----------------
                                             John D. Kuhns
                                             Chairman of the Board of Directors